Form 10-Q
period 1995-09-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1995-11-13
CIK 12473

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1995

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period _________________ to ___________________

    Commission File Number                                0-2602



   BLACKSTONE VALLEY ELECTRIC COMPANY
   (Exact name of registrant as specified in its charter)


          Rhode Island                                  05-0108587
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


    Washington Highway, Lincoln, Rhode Island
      (Address of principal executive offices)
            02865
         (Zip Code)

        (401)333-1400
 (Registrant's telephone number including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes....X......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                            Outstanding at October 31, 1995
       Common Shares, $50 par value                       184,062 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)

                                                                        December 31,
                                                       September 30,       1994
         ASSETS                                           1995          (Restated)
         Utility Plant in Service                   $     133,665     $    132,776
         Less: Accumulated Provision for Depreciation
                   and Amortization                        47,487           44,112
                Net Utility Plant in Service               86,178           88,664
         Construction Work in Progress                      1,898              639
                Net Utility Plant                          88,076           89,303
         Current Assets:
            Cash and Temporary Cash Investments               436              472
            Accounts Receivable - Associated Companies        393              470
                                - Other                    18,410           14,955
            Materials, Supplies and Other Current Assets    1,257            1,189
                Total Current Assets                       20,496           17,086
         Deferred Debits and Other Non-Current Assets      16,773           15,024
                Total Assets                        $     125,345     $    121,413

         LIABILITIES AND CAPITALIZATION

         Capitalization:
            Common Stock, $50 Par Value             $       9,203     $      9,203
            Other Paid-In Capital                          17,908           17,908
            Retained Earnings                               9,688           10,069
                Total Common Equity                        36,799           37,180
            Non-Redeemable Preferred Stock                  6,130            6,130
            Long-Term Debt                                 36,500           38,000
                Total Capitalization                       79,429           81,310
         Current Liabilities:
            Current Maturities                              1,500            1,500
            Accounts Payable - Associated Companies        21,059            9,509
                             - Other                          260              603
            Taxes Accrued                                   1,475            1,441
            Interest Accrued                                1,083            1,070
            Other Current Liabilities                       2,116            8,673
                Total Current Liabilities                  27,493           22,796
         Accumulated Deferred Taxes, Deferred Credits
            and Other Non-Current Liabilities              18,423           17,307
                Total Liabilities and Capitalization  $   125,345     $    121,413

    See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                            Three Months Ended         Nine Months Ended
                                            September 30,              September 30,

                                            1995          1994         1995         1994
Operating Revenues                      $  38,523     $  38,449     $ 107,319    $ 107,310
Operating Expenses:
   Purchased Power (principally from
     an affiliate)                         26,735        26,402       73,504       72,605
   Other Operation and Maintenance          4,691         4,968       14,445       15,106
   Voluntary Retirement Incentive               0             0          912
   Depreciation                             1,377         1,335        4,129        3,976
   Taxes Other than Income                  2,402         2,265        6,693        7,218
   Income Taxes - Current                     461           193          858        1,763
                - Deferred (Credit)           373           657          796          (82)
           Total                           36,039        35,820       101,337      100,586
Operating Income                            2,484         2,629        5,982        6,724
Other Income (Deductions) - Net                22            (4)         (36)          (2)
Income Before Interest Charges              2,506         2,625        5,946        6,722
Interest Charges:
   Interest on Long-Term Debt                 859           869        2,628        2,593
   Other Interest Expense                     131           250          443          633
   Allowance for Borrowed Funds Used            0             0
      During Construction (Credit)            (20)          (12)         (48)         (23)
Net Interest Charges                          970         1,107        3,023        3,203
Net Income                                  1,536         1,518        2,923        3,519
Preferred Dividend Requirements                72            72          216          216
Net Earnings                            $   1,464     $   1,446     $  2,707     $  3,303



                                     See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                     1995        1994
        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                                $  2,923    $  3,519
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                          4,633       4,583
              Deferred Taxes                                           796         (82)
              Investment Tax Credit, Net                              (138)       (131)
              Allowance for Funds Used During Construction              (5)        (12)
              Other - Net                                             (668)     (1,179)
        Change in Operating Assets and Liabilities                   1,249        (498)
        Net Cash Provided From Operating Activities                  8,790       6,200

        CASH FLOW FROM INVESTING ACTIVITIES:

           Construction Expenditures                                (4,022)     (3,892)
        Net Cash (Used In) Investing Activities                     (4,022)     (3,892)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Redemptions:
              Long-Term Debt                                        (1,500)
           Common Stock Dividends Paid to EUA                       (3,088)     (2,573)
           Preferred Dividends Paid                                   (216)       (216)
        Net Cash (Used In) Financing Activities                     (4,804)     (2,789)

        Net (Decrease) in Cash and Temporary Cash Investments          (36)       (481)
        Cash and Temporary Cash Investments at Beginning of Period     472         757
        Cash and Temporary Cash Investments at End of Period      $    436    $    276

        Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Interest (Net of Amount Capitalized)                   $  2,559    $  2,517
           Income Taxes                                           $    380    $  1,961




    See accompanying notes to condensed financial statements.

                       BLACKSTONE VALLEY ELECTRIC COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1994 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1995.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

         The Company has restated prior period balance sheets to correct an error in the accrual of property tax expense. The Company had previously over-accrued property tax expense. This correction increased retained earnings by $1.9 million, lowered taxes accrued by $3.0 million and increased accumulated deferred taxes by $1.1 million.

Note B - Results shown above for the respective interim periods are not neces-sarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of each year because more electricity is sold due to weather conditions, fewer daylight hours, etc.

Note C - On December 13, 1994, the United States District Court for the
         District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of 5,000 cubic yards of soil mixed with oxide box waste, a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

         Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability, Blackstone recorded the $5.9 million December 13, 1994 District Court judgment as a deferred debit and this amount is included with Other Assets at December 31, 1994 and September 30, 1995.

         Blackstone filed a Notice of Appeal of the court's judgment and filed its brief with the United States Court of Appeals for the First Circuit (First Circuit) on February 24, 1995. On October 6, 1995 the First Circuit vacated the District Court's judgment and ordered the District Court to refer the matter to the EPA to determine whether a chemical in the oxide box waste is a hazardous substance.

         On January 20, 1995, Blackstone entered into an escrow agreement with the Commonwealth whereby Blackstone deposited $5.9 million with an escrow agent who transferred the funds into an interest bearing money market account. The distribution of the proceeds of the escrow account will be determined upon the final resolution of the judgment. No additional interest expense will accrue on the judgment amount.

         On January 28, 1994, Blackstone filed a complaint in the United States District Court for the District of Massachusetts, seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone &
      Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site.
      On November 7, 1994 the court denied motions to dismiss the complaint which were filed by Stone & Webster and Valley.

         In addition, Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site, as well as other sites.


Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and
                           Results of_Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

      Net Earnings for the three months ended September 30, 1995 were $1.5 million, relatively unchanged from net earnings for the same period in 1994. Net earnings for the nine months ended September 30, 1995 were $2.7 million versus $3.3 million for the nine months ended September 30, 1994. Earnings for the year-to-date period of 1995 include a one-time charge of approximately $550,000, on an after-tax basis, related to the voluntary retirement incentive offer effective June 1, 1995 accepted by five Company employees (on an EUA System basis, 49 employees accepted the offer).

      Kilowatthour sales of electricity for the third quarter increased by 1.9% and were essentially flat for the year-to-date period of 1995. Sales to residential customers increased by 1.9% for the third quarter and 1.4% for the year-to-date period as compared to the same periods of the previous year.
Sales to commercial customers were up 3.9% for the third quarter of 1995 largely due to warmer weather as compared to the same period of 1994.

Voluntary Retirement Incentive Offer

      On March 15, 1995, EUA announced a corporate reorganization which, among other things, consolidated management of Eastern Edison Company, Blackstone and Newport Electric Corporation. As part of the reorganization, a voluntary retirement incentive (VRI) was offered to sixty-six EUA System employees, including nine employees of Blackstone. Forty-nine of those eligible for the program, including five Blackstone employees, accepted the incentive and retired effective June 1, 1995. The cost of this incentive program amounted to a one-time $900,000 pre-tax ($550,000 after-tax) charge to Blackstone's second quarter 1995 earnings. The estimated payback period is approximately 18 months.

Operating_Revenues

      Operating revenues for the third quarter and nine months ended September 30, 1995 were essentially flat as compared to those of the same periods in 1994. For the quarter, purchased power recoveries increased by approximately $0.3 million (see Operating Expenses below) offset by a $0.2 million decrease in transmission rental revenue. For the year-to-date period, purchased power recoveries increased by approximately $0.9 million, offset by a $0.8 million decrease in transmission rental revenue.

Operating Expenses

      Purchased Power expense for the quarter and nine months ended September 30, 1995 increased approximately $0.3 million or 1.3% and $0.9 million or 1.2%, respectively, as compared to the same periods of 1994. For the year-to-date period the average cost of fuel increased 17.2% in 1995 compared to the same period of 1994. This increase was partially offset by a wholesale rate decrease by the company's supplier, Montaup Electric Company (Montaup) effective May 21, 1994. For the third quarter of 1995, the average cost of fuel rose 12.5% as compared to the same period of 1994.

      Other Operation and Maintenance expenses during the three and nine months ended September 30, 1995 decreased by approximately $280,000 or 5.6% and $660,000 or 4.4%, respectively, when compared to the same periods of 1994. These decreases are primarily due to the Company's continued strict attention to cost control including savings realized from the VRI discussed above, decreased FAS106 expenses and lower rent expense related to the March 1995 purchase of the Company's general office and operations buildings which were previously leased.

Effective Income Tax Rate

      Blackstone's effective income tax rate increased for the nine months ended September 30, 1995 from approximately 32.3% to 36.1% when compared with the same period of a year ago due primarily to decreased consolidated tax benefits.

Electric Utility Industry Restructuring

      On May 12, 1995, Blackstone along with other members of the Rhode Island Electric Industry Restructuring Collaborative (the Rhode Island Collaborative), submitted to the Rhode Island Public Utilities Commission (RIPUC) a Report and Set of Interdependent Principles addressing industry restructuring.

      The Rhode Island Collaborative consists of a number of different utilities, industrial users, environmental groups and consumer advocates.
These principles are intended to be statements of the consensus position by the signatories of the interdependent principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. The filing was submitted on the condition it be approved in full by the RIPUC. The RIPUC is assessing the principles and is expected to make recommendations to implement a competitive environment in the industry.

      On August 16, 1995, the RIPUC issued an order regarding the principles submitted by the Rhode Island Collaborative (the "RIPUC Order"). The RIPUC Order accepts all but one of the principles with minor modifications to certain language in others and adds a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward.
The one principle that was not accepted provided for subsidization of renewable energy sources. Although not disagreeing with the Collaborative on the importance of resource and fuel diversity, the RIPUC invites the Collaborative to address how to incorporate renewables into the competitive marketplace in other ways. The Rhode Island Order also directs the Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report to the RIPUC by February 1, 1996.

Liquidity_and_Sources_of_Capital

      Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

      Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At September 30, 1995, EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At September 30, 1995 and December 31, 1994, these unused EUA System short-term lines of credit amounted to approximately $121.3 million and $118.3 million, respectively. Blackstone had no short-term debt outstanding at September 30, 1995 or December 31, 1994.

      During the first nine months of 1995 Blackstone's internally generated funds amounted to approximately $4.9 million while cash construction requirements for the same period amounted to approximately $4.0 million which includes the $1.3 million purchase of the Company's general office and operations building in the first quarter of 1995 which were previously leased.


                        PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         See Notes to Condensed Financial Statements, Note C for a discussion of a legal proceeding involving the company.


Item_6.  Exhibits_and_Reports_on_Form_8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1995.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Blackstone_Valley_Electric_Company
                                                (Registrant)



Date:  November 13,_1995             /s/Richard M. Burns
                                     Richard M. Burns, Vice President
                                       (on behalf of the Registrant and
                                         as Chief_Accounting_Officer)