Form 10-Q
period 1996-03-31
BLACKSTONE VALLEY ELECTRIC CO
filed 1996-05-15
CIK 12473

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1996

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

              Class                            Outstanding at April 30, 1996
       Common Shares, $50 par value                       184,062 shares

         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)
                                                March 31,        December 31,
  ASSETS                                           1996             1995
  Utility Plant in Service                       $     135,217     $    135,148
  Less: Accumulated Provision for Depreciation
            and Amortization                            49,545           48,023
         Net Utility Plant in Service                   85,672           87,125
  Construction Work in Progress                          2,070            1,355
         Net Utility Plant                              87,742           88,480
  Current Assets:
     Cash and Temporary Cash Investments                 1,200              753
     Accounts Receivable - Associated Companies            362              429
                         -  Other                       13,809           17,319
     Materials, Supplies and Other Current Assets        1,375            1,332
         Total Current Assets                           16,746           19,833
  Deferred Debits and Other Non-Current Assets          15,994           15,665
         Total Assets                            $     120,482     $    123,978

  LIABILITIES AND CAPITALIZATION

  Capitalization:
     Common Stock, $50 Par Value                 $       9,203     $      9,203
     Other Paid-In Capital                              17,908           17,908
     Retained Earnings                                  10,047            9,934
         Total Common Equity                            37,158           37,045
     Non-Redeemable Preferred Stock                      6,130            6,130
     Long-Term Debt                                     36,500           36,500
         Total Capitalization                           79,788           79,675
  Current Liabilities:
     Current Maturities                                  1,500            1,500
     Notes Payable                                                        1,259
     Accounts Payable - Associated Companies            13,510           17,371
                      - Other                              188              282
     Taxes Accrued                                       3,253            1,777
     Interest Accrued                                    1,031              981
     Other Current Liabilities                           2,775            1,495
         Total Current Liabilities                      22,257           24,665
  Accumulated Deferred Taxes, Deferred Credits
     and Other Non-Current Liabilities                  18,437           19,638
         Total Liabilities and Capitalization    $     120,482     $    123,978

    See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
  CONDENSED STATEMENTS OF INCOME
   (In Thousands)

                                                                  Three Months Ended
                                                                 March 31,

                                                                  1996         1995
Operating Revenues                                             $ 33,436     $ 34,219
Operating Expenses:
   Purchased Power (principally from an affiliate)               21,555       22,842
   Other Operation and Maintenance                                5,335        4,870
   Depreciation                                                   1,399        1,376
   Taxes   - Other Than Income                                    2,277        2,346
           - Current Income                                       1,941          866
           - Deferred Income (Credit)                            (1,344)        (277)
           Total                                                 31,163       32,023
Operating Income                                                  2,273        2,196
Other Income (Deductions) - Net                                     (24)         (28)
Income Before Interest Charges                                    2,249        2,168
Interest Charges:
   Interest on Long-Term Debt                                       839          881
   Other Interest Expense                                           144          155
   Allowance for Borrowed Funds Used
      During Construction (Credit)                                   (8)         (11)
Net Interest Charges                                                975        1,025
Net Income                                                        1,274        1,143
Preferred Dividend Requirements                                      72           72
Net Earnings                                                   $  1,202     $  1,071

 See accompanying notes to condensed financial statements.


 BLACKSTONE VALLEY ELECTRIC COMPANY
 CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)





                                                             Three Months Ended
                                                             March 31,

                                                              1996        1995
 CASH FLOW FROM OPERATING ACTIVITIES:

 Net Income                                                $  1,274    $  1,143
 Adjustments to Reconcile Net Income to Net
    Cash Provided from Operating Activities:
       Depreciation and Amortization                          1,458       1,567
       Deferred Taxes                                        (1,344)       (277)
       Investment Tax Credit, Net                               (46)        (46)
       Allowance for Funds Used During Construction                          (8)
       Other - Net                                             (268)       (482)
 Change in Operating Assets and Liabilities                   2,386         958
 Net Cash Provided From Operating Activities                  3,460       2,855

 CASH FLOW FROM INVESTING ACTIVITIES:

    Construction Expenditures                                  (594)     (2,430)
 Net Cash (Used In) Investing Activities                       (594)     (2,430)

 CASH FLOW FROM FINANCING ACTIVITIES:
    Redemptions:
       Long-Term Debt
    Common Stock Dividends Paid to EUA                       (1,088)       (985)
    Preferred Dividends Paid                                    (72)        (72)
    Net (Decrease) Increase in Short-Term Debt               (1,259)        650
 Net Cash (Used In) Financing Activities                     (2,419)       (407)

 Net Increase in Cash and Temporary Cash Investments            447          18
 Cash and Temporary Cash Investments at Beginning of Period     753         472
 Cash and Temporary Cash Investments at End of Period      $  1,200    $    490

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest (Net of Amount Capitalized)                   $    713    $    788
    Income Taxes                                           $      -    $    170

    See accompanying notes to condensed financial statements.

               BLACKSTONE VALLEY ELECTRIC COMPANY
            NOTES TO CONDENSED FINANCIAL STATEMENTS


        The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1995 Annual Report on Form 10-K.

   Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

   Note B - Results shown above for the respective interim periods are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of each year because more electricity is sold due to weather conditions, fewer daylight hours, etc.


   Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

   Overview

      Net Earnings were $1.2 million for the three month period ending March 31, 1996 as compared to $1.1 million for the same period in 1995 reflecting a 1.5% increase in year-to-date kilowatthour (kWh) sales. Operating Revenues

      Operating Revenues for the quarter ended March 31, 1996 decreased approximately $0.8 million as compared to the same period in 1995. The decrease was primarily due to recoveries of decreased purchased power expense of $1.3 million (see below) offset somewhat by increased transmission rental revenues and the impact of increased kWh sales.

   Operating Expense

      Purchased Power expense for the first quarter of 1996 decreased by approximately $1.3 million due primarily decreased conservation and load management (C&LM) expense of approximately $0.7 million and a 2.7% decrease in the average cost of fuel.

      Other Operation and Maintenance (O&M) expenses during the quarter ended March 31, 1996 increased by approximately $0.5 million or 9.6% when compared to the same period in the previous year primarily as a result of a decrease in capitalized costs and C&LM expenses recorded as Other O&M expenses in 1996 of approximately $0.2 million.

   Income Taxes

      Blackstone's effective income tax rate for the quarter ended March 31, 1996 was approximately 31.8% compared to 33.7% for the same period of a year ago. This decrease is the result of increased allocated consolidated tax benefits and increased state tax benefits.

   Liquidity and Sources of Capital

      Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

      Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1996 EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1996, these unused EUA System short-term lines of credit amounted to approximately $108 million. Blackstone had no short-term debt outstanding at March 31, 1996. During the first three months of 1996, internally generated funds amounted to approximately $0.2 million while cash construction requirements for the same period amounted to approximately $0.6 million.

    Electric Utility Industry Restructuring

      The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

      In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups and consumer advocates in submitting similar sets of interdependent principles with their respective state regulatory commissions addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective Commissions.

      The Rhode Island Public Utilities Commission (RIPUC) accepted all but one of the principles submitted by the Rhode Island Collaborative with minor modifications to certain language in others and added a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward and directed the Rhode Island Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report, which was submitted in February 1996. The one principle that was not accepted provided for subsidization of renewable energy sources.

      In February 1996 a bill was introduced in the Rhode Island legislature that, if enacted, would allow customer choice of electricity supplier commencing January 1, 1998 for large industrial customers and phasing in all customers by January 1, 2001. The proposed legislation also provides for recovery of "stranded investments" through a transition charge initially set at three cents per kWh.

      EUA believes that the development of the proposed legislation should have been conducted in a public forum so that all interested stakeholders could have participated. However, EUA believes that competition, if done right, whether through legislation or regulation can benefit customers. There are substantial issues about the proposed legislation which EUA is currently reviewing.

      In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles, similar to those submitted by the Massachusetts Collaborative, that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

      Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals and is awaiting MDPU review.

      On May 1, 1996 the MDPU issued proposed rules for the restructuring of the electric industry which are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing before final rules are adopted in September 1996. The proposed rules provide for, among other things:

       - an independent system operator of the regional transmission system in New England operating within established reliability standards and a power exchange which would facilitate a short-term pool for energy transactions;

       - functional separation of electric companies into generation, transmission and distribution corporate entities;

       - a reasonable opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

       - a price cap system for performance based regulation of electric distribution companies;

       - distribution company obligation to provide electric distribution service to all customers within its service territory;

       - environmental protection and support for renewable energy resources and energy efficiency;

       - implementation of unbundled rates beginning January 1, 1997 and a competitive generation market by January 1, 1998;

    The order also encourages settlements of outstanding company specific electric restructuring filings, discussed above. EUA is currently reviewing the order and will continue to be an active participant in this proceeding.

       In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposes, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The company believes the plan, which requires participation by all New England parties, satisfies the principles adopted in both Rhode Island and Massachusetts, and provides a fair and equitable transition to a competitive electric utility marketplace for all parties.

    Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. EUA believes that its Core Electric operations continue to meet the criteria established in these accounting standards. Effects of legislation and/or regulatory initiatives or EUA's own initiatives such as "Choice and Competition" could ultimately cause EUA's Core Electric companies to no longer follow these accounting rules. In such an event, a non-cash write-off of regulatory assets and liabilities could be required at that time.

    In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS121) issued in March 1995, effective for fiscal year 1996.

   Item 5.  Other Information

    On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. The FERC's April 24th actions include:

    - order No. 888, a final rule requiring open access transmission and requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of the tariff;

    - recovery of prudently incurred stranded costs by public utilities and transmitting utilities;

    - order No. 889, a final rule requiring public utilities to implement standards of conduct and an Open Access Same - time Information System (OASIS). Utilities must obtain information about their transmission the same way as their competitors through the OASIS;

    - a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

    Open-access transmission tariffs for point-to-point and network service filed with FERC by Montaup in February 1996 became effective April 21, 1996 subject to refund. Montaup believes these tariffs, scheduled for review by FERC later in 1996, to be in compliance with FERC's April 24th rulings. EUA remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace.


   Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits - None

    (b) Reports on Form 8-K - None.


                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Blackstone Valley Electric Company
                                          (Registrant)



   Date:  May 15, 1996          /s/ Clifford J. Hebert, Jr.
                                Clifford J. Hebert, Jr.
                                (on behalf of the Registrant and
                                as Chief Financial Officer)