Form 10-Q
period 1996-06-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1996-08-14
CIK 12473

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1996

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

              Class                            Outstanding at July 31, 1996
       Common Shares, $50 par value                       184,062 shares



         PART I - FINANCIAL INFORMATION

                        PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)
                      PART I - FINANCIAL INFORMATION

                                               June 30,        December 31,
ASSETS                                           1996             1995
Utility Plant in Service                   $     135,683     $    135,148
Less: Accumulated Provision for Depreciation
          and Amortization                        50,752           48,023
       Net Utility Plant in Service               84,931           87,125
Construction Work in Progress                      3,163            1,355
       Net Utility Plant                          88,094           88,480
Current Assets:
   Cash and Temporary Cash Investments                72              753
   Accounts Receivable - Associated Companies        542              429
                       - Other-Net                15,313           17,319
   Materials, Supplies and Other Current Assets    1,300            1,332
       Total Current Assets                       17,227           19,833
Deferred Debits and Other Non-Current Assets      22,066           21,522
       Total Assets                        $     127,387     $    129,835

LIABILITIES AND CAPITALIZATION

Capitalization:
   Common Stock, $50 Par Value             $       9,203     $      9,203
   Other Paid-In Capital                          17,908           17,908
   Retained Earnings                               9,467            9,934
       Total Common Equity                        36,578           37,045
   Non-Redeemable Preferred Stock                  6,130            6,130
   Long-Term Debt                                 36,500           36,500
       Total Capitalization                       79,208           79,675
Current Liabilities:
   Current Maturities of Long-Term Debt            1,500            1,500
   Notes Payable                                       0            1,259
   Accounts Payable - Associated Companies        16,978           17,371
                    - Other                          495              282
   Taxes Accrued                                   1,161            1,777
   Interest Accrued                                  911              981
   Other Current Liabilities                       3,111            1,495
       Total Current Liabilities                  24,156           24,665
Accumulated Deferred Taxes, Deferred Credits
   and Other Non-Current Liabilities              24,023           25,495
       Total Liabilities and Capitalization $    127,387     $    129,835


    See accompanying notes to condensed financial statements.



BLACKSTONE VALLEY ELECTRIC COMPANY
  CONDENSED STATEMENTS OF INCOME
   (In Thousands)

                                             Three Months Ended          Six Months Ended
                                                June 30,                     June 30,
                                             1996          1995         1996         1995

Operating Revenues                       $  32,477     $  34,577     $ 65,913     $ 68,796
Operating Expenses:
   Purchased Power (princ. fr. an affil.)   21,713        23,927       43,268       46,769
   Other Operation and Maintenance           5,283         4,885       10,618        9,755
   Voluntary Retirement Incentive                0           912                       912
   Depreciation                              1,398         1,376        2,797        2,752
   Taxes   - Other Than Income               2,061         1,944        4,338        4,290
           - Current Income (Credit)           375          (469)       2,316          397
           - Deferred Income (Credit)          (14)          700       (1,358)         423
           Total                            30,816        33,275       61,979       65,298
Operating Income                             1,661         1,302        3,934        3,498
Other Income (Deductions) - Net                (28)          (30)         (52)         (58)
Income Before Interest Charges               1,633         1,272        3,882        3,440
Interest Charges:
   Interest on Long-Term Debt                  846           888        1,685        1,769
   Other Interest Expense                      145           157          289          312
   Allowance for Borrowed Funds Used
      During Construction (Credit)             (15)          (17)         (23)         (28)
Net Interest Charges                           976         1,028        1,951        2,053
Net Income                                     657           244        1,931        1,387
Preferred Dividend Requirements                 72            72          144          144
Net Earnings                             $     585     $     172     $  1,787     $  1,243

See accompanying notes to condensed financial statements.



 BLACKSTONE VALLEY ELECTRIC COMPANY
 CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             1996       1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                $  1,931    $  1,387
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                          2,932       3,090
      Deferred Taxes                                        (1,358)        423
      Investment Tax Credit, Net                               (91)        (92)
      Allowance for Funds Used During Construction                          (4)
      Other - Net                                             (836)       (414)
Change in Operating Assets and Liabilities                   2,675       1,148
Net Cash Provided From Operating Activities                  5,253       5,538

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                                (2,276)     (2,983)
Net Cash (Used In) Investing Activities                     (2,276)     (2,983)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common Stock Dividends Paid to EUA                       (2,255)     (2,032)
   Preferred Dividends Paid                                   (144)       (144)
   Net (Decrease) Increase in Short-Term Debt               (1,259)          0
Net Cash (Used In) Financing Activities                     (3,658)     (2,176)

Net (Decrease) Increase in Cash and Temp. Cash Invest.        (681)        379
Cash and Temporary Cash Investments at Beginning of Period     753         472
Cash and Temporary Cash Investments at End of Period      $     72    $    851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (Net of Amount Capitalized)                   $  1,704    $  1,780
   Income Taxes                                           $  2,210    $    380

See accompanying notes to condensed financial statements.


               BLACKSTONE VALLEY ELECTRIC COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1995 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The Company occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results could be achieved.

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

Overview

       Net Earnings for the three months ended June 30, 1996 were $585,000 compared to $172,000 for the same period in 1995. Net earnings for the six months ended June 30, 1996 were $1.8 million versus $1.2 million for the six months ended June 30, 1995. Earnings for both periods of 1995 include a one-time charge of approximately $550,000, on an after-tax basis, related to the 1995 voluntary retirement incentive (VRI) offer.

       Kilowatthour (kWh) sales of electricity for the second quarter were relatively flat, and increased 1.0% for the year-to-date period of 1996 as compared to 1995. The year-to-date sales increase was led by increased sales to residential customers, typically more weather sensitive, of 4.1%. The first quarter of 1996 was significantly colder than the unusually mild first quarter of 1995, while the second quarter of this year saw a return to a more normal weather pattern.

Operating Revenues

       Operating Revenues for the three and six months ended June 30, 1996 decreased by $2.1 million or 6.1% and $2.9 million or 4.2%, respectively, as compared to the same periods in 1995. These changes were due primarily to recoveries of lower purchased power expenses, as discussed below.

Operating Expenses

       Purchased Power expense for the quarter and six months ended June 30, 1996 decreased approximately $2.2 million or 9.3% and $3.5 million or 7.5%, respectively, as compared to the same periods of 1995. These decreases were primarily due to respective period decreases of 23.8% and 13.5% in the average cost of fuel as a result of the increased use of less expensive nuclear fuel by the Company's power supplier, Montaup Electric Company, and respective period decreases in conservation and load management (C&LM) expenses included in purchased power expenses of approximately $800,000 and $1.6 million.

       Other Operation and Maintenance expenses during the second quarter of 1996 increased by approximately $400,000 or 8.1% when compared to the second quarter of 1995 as a result of approximately $300,000 of C&LM expenses recorded as Other Operation and Maintenance expenses, and a decrease in capitalized costs of approximately $100,000. For the year-to-date period, the $900,000 increase in Other Operation and Maintenance expense was primarily due to approximately $400,000 of C&LM expenses that were recorded as Other Operation and Maintenance expenses, and a decrease of approximately $400,000 in capitalized costs.

Effective Income Tax Rate

       Blackstone's effective income tax rate for the three and six months ended June 30, 1996 decreased from approximately 48.3% to 35.2% and from 36.8% to 33.0%, respectively, when compared with the same periods of a year ago due primarily to increased consolidated tax benefits.

Liquidity and Sources of Capital

       Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

       Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1996, EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1996 and December 31, 1995, these unused EUA System short-term lines of credit amounted to approximately $102.1 million and $110.5 million, respectively. Blackstone had zero short-term debt at June 30, 1996, and $1.3 million of short-term debt outstanding at December 31, 1995.

       During the first six months of 1996 Blackstone's internally generated funds available after the payment of dividends amounted to approximately $1.0 million while cash construction requirements for the same period amounted to approximately $2.3 million.

Electric Utility Industry Restructuring

       The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

       In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates in submitting similar sets of interdependent principles to their respective state regulatory commissions which were addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective state regulators.

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

       On March 5, 1996 the RIPUC required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

       On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By July 1, 1998 or sooner, all customers will have retail access. This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

       The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission
(FERC), the RIPUC, and the Securities and Exchange Commission.

       EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

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

       Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

       On May 1, 1996 the MDPU issued its proposed rules for the restructuring of the electric industry. The MDPU stated the rules are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing. Final rules were originally scheduled to be issued in September 1996. On August 9, 1996 the MDPU issued a notice extending the issuance date of the final rules. The MDPU goal is to issue final rules by the end of calendar year 1996. The May 1st proposed rules provide for, among other things:

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

     The order also encourages settlements of outstanding company specific electric restructuring filings discussed above. EUA participated in hearings which were held in June and July, and on August 2, 1996, filed comments and responded to MDPU discovery. EUA cannot predict the ultimate outcome of this issue.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations continue to meet the criteria established in these accounting standards.

                       PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

       1. (a) A Consent to Action in Lieu of a Special Meeting of Stockholders (Consent to Action) was executed April 17, 1996 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Special Meeting of Stockholders.

          (b) The board of directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

          (c) The only matter voted on in the Consent to Action was the election of directors.


Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits - None

       (b)     Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1996.


                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  August 14, 1996            /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                      as Principal Financial Officer)