Form 10-Q
period 1996-09-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1996-11-14
CIK 12473

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1996

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

              Class                            Outstanding at October 31, 1996
       Common Shares, $50 par value                       184,062 shares

 PART I - FINANCIAL INFORMATION
 Item 1.     Financial Statements

 BLACKSTONE VALLEY ELECTRIC COMPANY
      CONDENSED BALANCE SHEETS
           (In Thousands)

                                            September 30,    December 31,
ASSETS                                         1996             1995
Utility Plant in Service                   $     139,691     $    135,148
Less: Accumulated Provision for Depreciation
          and Amortization                        51,998           48,023
  Net Utility Plant in Service                    87,693           87,125
Construction Work in Progress                        205            1,355
  Net Utility Plant                               87,898           88,480
Current Assets:
 Cash and Temporary Cash Investments                 827              753
 Accounts Receivable - Associated Companies          638              429
                     -  Other                     15,271           17,319
 Materials, Supplies and Other Current Assets      1,116            1,332
     Total Current Assets                         17,852           19,833
Deferred Debits and Other Non-Current Assets      22,312           21,522
       Total Assets                        $     128,062     $    129,835

LIABILITIES AND CAPITALIZATION

Capitalization:
 Common Stock, $50 Par Value               $       9,203     $      9,203
 Other Paid-In Capital                            17,907           17,908
 Retained Earnings                                 9,159            9,934
     Total Common Equity                          36,269           37,045
 Non-Redeemable Preferred Stock                    6,130            6,130
 Long-Term Debt                                   35,000           36,500
     Total Capitalization                         77,399           79,675
Current Liabilities:
 Current Maturities of Long-Term Debt              1,500            1,500
 Notes Payable                                                      1,259
 Accounts Payable - Associated Companies          19,028           17,371
                  - Other                            119              282
 Taxes Accrued                                     1,433            1,777
 Interest Accrued                                  1,057              981
 Other Current Liabilities                         2,867            1,495
     Total Current Liabilities                    26,004           24,665
Accumulated Deferred Taxes, Deferred Credits
   and Other Non-Current Liabilities              24,659           25,495
     Total Liabilities and Capitalization  $     128,062     $    129,835

         See accompanying notes to condensed financial statements.

 BLACKSTONE VALLEY ELECTRIC COMPANY
   CONDENSED STATEMENTS OF INCOME
   (In Thousands)
                                          Three Months Ended          Nine Months Ended
                                        September 30,                   September 30,

                                          1996          1995         1996          1995
Operating Revenues                    $  37,015     $  38,523     $ 102,928    $  107,319
Operating Expenses:
 Purchased Power (principally from an    25,366        26,735       68,634         73,504
 Other Operation and Maintenance          5,701         4,691       16,319         14,445
 Voluntary Retirement Incentive               0             0                         912
 Depreciation                             1,399         1,377        4,196          4,129
 Taxes - Other than Income                2,126         2,402        6,464          6,693
 Income Taxes - Current (Credit)            (22)          461        2,294            858
              - Deferred (Credit)           601           373         (757)           796
         Total                           35,171        36,039       97,150        101,337
Operating Income                          1,844         2,484        5,778          5,982
Other Income (Deductions) - Net              (7)           22          (59)           (36)
Income Before Interest Charges            1,837         2,506        5,719          5,946
Interest Charges:
 Interest on Long-Term Debt                 818           859        2,503          2,628
 Other Interest Expense                     115           131          404            443
 Allowance for Borrowed Funds Used
    During Construction (Credit)            (29)          (20)         (52)           (48)
Net Interest Charges                        904           970        2,855          3,023
Net Income                                  933         1,536        2,864          2,923
Preferred Dividend Requirements              73            72          217            216
Net Earnings                          $     860     $   1,464     $  2,647     $    2,707

            See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
 CONDENSED STATEMENTS OF CASH FLOWS
           (In Thousands)
                                                             Nine Months Ended
                                                               September 30,

                                                             1996        1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                $  2,864    $  2,923
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                          4,455       4,633
      Deferred Taxes                                          (757)        796
      Investment Tax Credit, Net                              (136)       (138)
      Allowance for Funds Used During Construction              (2)         (5)
      Other - Net                                           (1,196)       (668)
Change in Operating Assets and Liabilities                   4,655       1,249
Net Cash Provided From Operating Activities                  9,883       8,790

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                                (3,411)     (4,022)
Net Cash (Used In) Investing Activities                     (3,411)     (4,022)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions:
      Long-Term Debt                                        (1,500)     (1,500)
   Common Stock Dividends Paid to EUA                       (3,422)     (3,088)
   Preferred Dividends Paid                                   (217)       (216)
   Net (Decrease) in Short-Term Debt                        (1,259)          0
Net Cash (Used In) Financing Activities                     (6,398)     (4,804)

Net Increase (Decrease) in Cash and Temporary Cash Invest.      74         (36)
Cash and Temporary Cash Investments at Beginning of Period     753         472
Cash and Temporary Cash Investments at End of Period      $    827    $    436

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (Net of Amount Capitalized)                   $  2,391    $  2,559
   Income Taxes                                           $  2,210    $    380

   See accompanying notes to condensed financial statements.

                   BLACKSTONE VALLEY ELECTRIC COMPANY
                NOTES TO CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1995 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1996.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

Overview

     Net Earnings for the three months ended September 30, 1996 were approximately $900,000 compared to net earnings of $1.5 million for the same period in 1995. For the nine months ended September 30, 1996 net earnings were $2.6 million, relatively unchanged compared to the nine months ended September 30, 1995. Earnings for the year-to-date period of 1995 include a one-time charge of approximately $550,000, on an after-tax basis, related to the costs of a voluntary retirement incentive offer recorded in June 1995.

     Kilowatthour sales decreased by 4.6% in this year's third quarter as compared to the same period of 1995 largely due to milder weather, essentially offsetting sales gains posted during the first six months of 1996. Year-to-date sales decreased by 1.0%. Sales to residential and commercial customers, which are typically more weather sensitive, decreased by 5.4% and 5.7%, respectively, in the third quarter. For the year-to-date period, sales to residential customers were essentially flat, sales to commercial customers decreased by 1.9% and industrial sales fell by 1.5% versus the same period of 1995.

Operating Revenues

     Operating revenues for the three quarter and nine months ended September 30, 1996 decreased by $1.5 million and $4.4 million as compared to those of the same periods in 1995. These changes were primarily due to recoveries of lower purchased power and conservation and load management (C&LM) expenses, as discussed below, and decreased kilowatthour sales.

Operating Expenses

     Purchased Power expense for the quarter and nine months ended September 30, 1996 decreased approximately $1.4 million or 5.1% and $4.9 million or 6.6%, respectively, as compared to the same periods of 1995. For the third quarter and year-to-date periods of 1996, the average cost of fuel decreased 2.4% and 9.5%, respectively, compared to the same periods of 1995. Also impacting purchased power expense were respective period decreases in C&LM included in purchased power expenses of approximately $800,000 and $2.3 million.

     Other Operation and Maintenance expenses during the three months ended September 30, 1996 increased by approximately $1.0 million or 21.6% when compared to the third quarter of 1995. This change is primarily due to an increase of $300,000 in C&LM expenses recorded as Other Operation and Maintenance expenses and an increase in FAS106 expense of approximately $200,000. Also impacting third quarter results were increases in the provision for uncollectible accounts, legal and storm related expenses aggregating approximately $500,000.

     For the year-to-date period, Other Operation and Maintenance expenses increased by $1.9 million or 13.0%, primarily due to increased C&LM expenses recorded as Other Operation and Maintenance expenses of approximately $700,000, increased provision for uncollectible accounts, storm related expenses, FAS106 expense, and legal expenses aggregating approximately $900,000. Also contributing to the year-to-date change was a decrease in capitalized costs of approximately $400,000.

Effective Income Tax Rate

     Blackstone's effective income tax rate decreased for the nine months ended September 30, 1996 from approximately 36.1% to 34.8% when compared with the same period of a year ago due primarily to increased consolidated tax benefits.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At September 30, 1996, EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $150 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At September 30, 1996 and December 31, 1995, these unused EUA System short-term lines of credit amounted to approximately $98.5 million and $110.5 million, respectively. Blackstone had no short-term debt outstanding at September 30, 1996 and had $1.3 million outstanding at December 31, 1995.

     During the first nine months of 1996 Blackstone's internally generated funds amounted to approximately $2.8 million while cash construction requirements for the same period amounted to approximately $3.4 million.

Electric Utility Industry Restructuring

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     On March 5, 1996 the Rhode Island Public Utilities Commission (RIPUC) required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is to be released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By
July 1, 1998 or sooner, all customers will have retail access.
This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy
Regulatory Commission (FERC), the RIPUC, and the Securities and
Exchange Commission.

     EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

     In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles, that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides, in principle, for the recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. An initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

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

     - a "reasonable" opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

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

     EUA participated in hearings held during June and July of 1996, and on August 2, 1996, filed written comments addressing restructuring issues. In its notice of August 9, 1996, the MDPU encouraged stakeholders to work together toward consensual resolution of restructuring issues. EUA is currently engaged in settlement negotiations. One Massachusetts electric utility company has submitted its offer of settlement on restructuring issues to the MDPU. EUA cannot predict the ultimate outcome of the restructuring process.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with collaborative groups in both Rhode Island and Massachusetts consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales; and a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

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

                        PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits - None

       (b)     Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996.


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  November 13, 1996          /s/Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                   as Principal Financial Offier)