Form 10-Q
period 1997-03-31
BLACKSTONE VALLEY ELECTRIC CO
filed 1997-05-14
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1997

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

              Class                            Outstanding at April 30, 1997
       Common Shares, $50 par value                       184,062 shares


                      PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)

                                                       March 31,        December 31,
         ASSETS                                           1997             1996
         Utility Plant in Service                   $     138,779     $    138,661
         Less: Accumulated Provision for Depreciation
                   and Amortization                        53,432           51,952
                Net Utility Plant in Service               85,347           86,709
         Construction Work in Progress                      1,573              705
                Net Utility Plant                          86,920           87,414
         Current Assets:
            Cash and Temporary Cash Investments             1,336              798
            Accounts Receivable - Ass. Companies              457              482
                                - Other                    13,309           14,878
            Materials, Supplies and Other Current Assets    1,238            1,290
                Total Current Assets                       16,340           17,448
         Deferred Debits and Other Non-Current Assets      27,722           27,451
                Total Assets                        $     130,982     $    132,313

         LIABILITIES AND CAPITALIZATION

         Capitalization:
            Common Stock, $50 Par Value             $       9,203     $      9,203
            Other Paid-In Capital                          17,908           17,908
            Retained Earnings                               9,872            9,121
                Total Common Equity                        36,983           36,232
            Non-Redeemable Preferred Stock                  6,130            6,130
            Long-Term Debt                                 35,000           35,000
                Total Capitalization                       78,113           77,362
         Current Liabilities:
            Current Maturities                              1,500            1,500
            Notes Payable                                   3,500              735
            Accounts Payable - Associated Companies         8,727           16,759
                             - Other                          337              509
            Taxes Accrued                                   2,166            1,415
            Interest Accrued                                1,014              899
            Other Current Liabilities                       6,474            2,342
                Total Current Liabilities                  23,718           24,159
         Accumulated Deferred Taxes, Deferred Credits
            and Other Non-Current Liabilities              29,151           30,792
                Total Liabilities and Cap.          $     130,982     $    132,313

    See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)



                                                                 Three Months Ended
                                                                      March 31,
                                                                  1997         1996

Operating Revenues                                             $ 34,531     $ 33,436
Operating Expenses:
   Purchased Power (principally from an affiliate)               22,418       21,555
   Other Operation and Maintenance                                5,155        5,335
   Depreciation                                                   1,441        1,399
   Taxes Other Than Income                                        2,159        2,277
   Income Taxes - Current                                         2,564        1,941
                - Deferred (Credit)                              (1,718)      (1,344)
           Total                                                 32,019       31,163
Operating Income                                                  2,512        2,273
Allowance for Borrowed Funds Used
      During Construction                                             0            0
Other Income (Deductions) - Net                                     173          (24)
Income Before Interest Charges                                    2,685        2,249
Interest Charges:
   Interest on Long-Term Debt                                       805          839
   Other Interest Expense                                           189          144
   Allowance for Borrowed Funds Used
      During Construction (Credit)                                   (6)          (8)
Net Interest Charges                                                988          975
Net Income                                                        1,697        1,274
Preferred Dividend Requirements                                      72           72
Net Earnings                                                   $  1,625     $  1,202

    See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                    Three Months Ended
                                                                    March 31,
                                                                     1997        1996
        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                                $  1,697    $  1,274
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                          1,502       1,458
              Deferred Taxes                                        (1,718)     (1,344)
              Investment Tax Credit, Net                               (45)        (46)
              Allowance for Funds Used During Construction              (5)          0
              Other - Net                                             (289)       (268)
        Change in Operating Assets and Liabilities                  (1,560)      2,386
        Net Cash (Used In) Provided From Operating Activities         (418)      3,460

        CASH FLOW FROM INVESTING ACTIVITIES:

           Construction Expenditures                                  (863)       (594)
        Net Cash (Used In) Investing Activities                       (863)       (594)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Common Stock Dividends Paid to EUA                         (874)     (1,088)
           Preferred Dividends Paid                                    (72)        (72)
           Net Increase (Decrease) in Short-Term Debt                2,765      (1,259)
        Net Cash Provided From (Used In) Financing Activities        1,819      (2,419)

        Net Increase in Cash and Temporary Cash Investments            538         447
        Cash and Temporary Cash Investments at Beginning of Period     798         753
        Cash and Temporary Cash Investments at End of Period      $  1,336    $  1,200

        Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Interest (Net of Amount Capitalized)                   $    696    $    713
           Income Taxes                                           $  1,470    $      -



    See accompanying notes to condensed financial statements.


                 BLACKSTONE VALLEY ELECTRIC COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1996 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Overview

     Net Earnings were $1.6 million for the three month period ended March 31, 1997 as compared to $1.2 million for the same period in 1996. The Company implemented a 1.88% base rate increase on January 1, 1997 pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA). Kilowatthour sales decreased by 1.7% in the first quarter of 1997 as a compared the first quarter of 1996, due to milder weather.

 Operating Revenues

     Operating Revenues for the quarter ended March 31, 1997 increased approximately $1.1 million or 3.3% as compared to the same period in 1996. The increase was primarily due to recoveries of increased purchased power expense of approximately $900,000 (see below) and a base rate increase effective January 1, 1997, offset somewhat by lower kilowatthour sales in the period.

Operating Expenses

     Purchased Power expense for the first quarter of 1997 increased by approximately $900,000 or 4.0%. Outages of nuclear units in this year's first quarter contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in a 27.7% increase in average fuel costs.

     Other Operation and Maintenance (O&M) expenses during the quarter ended March 31, 1997 decreased by approximately $200,000 or 3.4% when compared to the same period in the previous year due to decreases in employee benefits expenses and uncollectible accounts expense.

Income Taxes

     Blackstone's effective income tax rate for the quarter ended March 31, 1997 was approximately 35.8% compared to 31.8% for the same period of a year ago. This increase is the result of decreased allocated consolidated tax benefits and decreased state tax benefits.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net increased by approximately $200,000 in this year's first quarter. This increase is due primarily to interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1997 EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At March 31, 1997, these unused EUA System short-term lines of credit amounted to approximately $93 million. Blackstone had $3.5 million of short-term debt outstanding at March 31, 1997 During the first three months of 1997 internally generated funds amounted to approximately $500,000 while cash construction requirements for the same period amounted to approximately $900,000.

Electric Utility Industry Restructuring

     On August 7, 1996 the Governor of Rhode Island signed into law the URA. The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. By July 1, 1998 or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who choose not to choose, the local distribution company would be allowed to arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply, at prevailing market prices, for customers who are unable to obtain their own supply.

     Blackstone is currently an all requirements customer of Montaup for generation services. This legislation provides for recovery of prudently incurred embedded generation costs that may not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh. The transition charge recovers, among other things, costs of depreciated generation net of its market value, regulatory assets, nuclear decommissioning and above market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997 through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997 through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low income protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12.2% maximum allowed return on equity for Blackstone and Newport. In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone effective January 1, 1997.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission (FERC), the Rhode Island Public Utilities Commission (RIPUC), and the Securities and Exchange Commission (SEC).

     In February 1997, Blackstone and Montaup reached settlement in principle with the Rhode Island Division of Public Utilities and Carriers and the Rhode Island Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and a commitment by Montaup to file a plan by July 1, 1997 to divest all of its generating assets. Any disposition of generation assets resulting from the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

     Upon the commencement of retail choice Montaup's FERC approved, all-requirements wholesale contract with Blackstone would be terminated. In its place, Montaup will bill Blackstone a Contract Termination Charge (CTC) designed to recover Montaup's stranded costs. Blackstone will recover the CTC through a non-bypassable transition access charge to all of its distribution customers as previously discussed. The transition access charge would be reduced by the fair market value of Montaup's generating assets as determined by selling, spinning off, or otherwise disposing of such generating facilities.

     On May 1, 1997, Montaup and the Blackstone jointly filed amendments to their FERC approved all-requirements power contract with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations have concluded in Rhode Island and Massachusetts. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of Blackstone, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows Blackstone to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by retail customers who are excluded from the groups of customers given retail choice prior to final phase and by Montaup's other customers.

     Negotiations in both Massachusetts and Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which formal filings will be made to the MDPU and RIPUC for approval. It is EUA's intent to file both Massachusetts and Rhode Island settlements with FERC for approval of amendments to the all-requirements wholesale contracts contained in the respective settlements.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities, in other states, facing restructuring. The Company believes that its operations will continue to meet the criteria established in these accounting standards.

     However, the potential exists that the final outcome of state and federal agency determinations could result in the Company no longer meeting the criteria of certain accounting standards which could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, the Company would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

Other

     The Company occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results will be achieved.

Item 5.   Other Information

     On April 24, 1996, FERC issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. FERC's April 24th actions include:

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

     - establishing the right and a mechanism for recovery of prudently incurred stranded costs by public utilities and transmitting utilities; which arise as a result of wholesale open access;

     - order No. 889, a final rule requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). Utilities must obtain information about their transmission the same way as their competitors through the OASIS;

     - a NOPR requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

     Open-access transmission tariffs for point-to-point and network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on June 14, 1996. Montaup amended its filing on July 9, 1996 to modify its terms and conditions in conformance with FERC's order. These tariffs are in compliance with FERC's April 24th rulings.

     On November 13, 1996, FERC issued a final order on the non-rate terms and conditions of Montaup's open access transmission tariff. Montaup was required to provide a more detailed description of the method used to compute available transmission capability. FERC has not taken any action on the rates portion of the tariff.

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21,1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, compliance tariffs must be filed by July 14, 1997.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with the FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

     The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize the NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its non-pancaked rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

     NEPOOL is in the process of transferring operational control of the New England bulk power system to the ISO, a newly created non-profit Delaware corporation. The ISO's primary responsibility is to ensure system reliability, administer the NEPOOL Tariff, and oversee the efficient and competitive functioning of the regional power market. The selection of the ISO's Board of Directors was announced in April 1997.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to transfer their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. Implementation of the installed capability market is planned for November 1997, the operable capability and energy markets are planned for April 1998, and the reserve markets will follow later in 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.


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


                                   Blackstone Valley Electric Company
                                             (Registrant)



Date:  May 14, 1997                 /s/Richard M. Burns
                                   Richard M. Burns, Vice President
                                   (on behalf of the Registrant and
                                   as Chief Accounting Officer)