Form 10-Q
period 1997-06-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1997-08-14
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1997

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

              Class                            Outstanding at July 31, 1997
       Common Shares, $50 par value                       184,062 shares



PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
                        BLACKSTONE VALLEY ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
(In Thousands)

                                                  June 30,        December 31,
   ASSETS                                           1997             1996
   Utility Plant in Service                   $     139,036     $    138,661
   Less: Accumulated Provision for Depreciation
             and Amortization                        54,627           51,952
          Net Utility Plant in Service               84,409           86,709
   Construction Work in Progress                      2,259              705
          Net Utility Plant                          86,668           87,414
   Current Assets:
      Cash and Temporary Cash Investments               795              798
      Accounts Receivable - Other - Net              15,245           14,878
                          - Associated Companies        494              482
      Materials, Supplies and Other Current Assets    1,271            1,290
          Total Current Assets                       17,805           17,448
   Deferred Debits and Other Non-Current Assets      28,657           27,451
          Total Assets                        $     133,130     $    132,313

   LIABILITIES AND CAPITALIZATION

   Capitalization:
      Common Stock, $50 Par Value             $       9,203     $      9,203
      Other Paid-In Capital                          17,908           17,908
      Retained Earnings                               9,936            9,121
          Total Common Equity                        37,047           36,232
      Non-Redeemable Preferred Stock                  6,130            6,130
      Long-Term Debt                                 35,000           35,000
          Total Capitalization                       78,177           77,362
   Current Liabilities:
      Current Maturities                              1,500            1,500
      Notes Payable                                   5,170              735
      Accounts Payable - Associated Companies         9,828           16,759
                       - Other                          470              509
      Taxes Accrued                                   1,430            1,415
      Interest Accrued                                  863              899
      Other Current Liabilities                       6,445            2,342
          Total Current Liabilities                  25,706           24,159
   Accumulated Deferred Taxes, Deferred Credits
      and Other Non-Current Liabilities              29,247           30,792
          Total Liabilities and Cap.          $     133,130     $    132,313

 See accompanying notes to condensed financial statements.




BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)



                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   1997       1996        1997      1996
Operating Revenues                 $  34,150  $  32,477   $ 68,681   $ 65,913
Operating Expenses:
 Pur. Power (princ. from an affil.)   22,286     21,713     44,704     43,268
 Other Operation and Maintenance       5,327      5,283     10,482     10,618
 Early Retirement Offer                  363                   363
 Depreciation                          1,441      1,398      2,882      2,797
 Taxes Other Than Income               2,028      2,061      4,187      4,338
 Income Taxes - Current                  560        375      3,124      2,316
              - Deferred (Credit)         71        (14)    (1,647)    (1,358)
       Total                          32,076     30,816     64,095     61,979
Operating Income                       2,074      1,661      4,586      3,934
Other (Deductions) Income - Net          (15)       (28)       158        (52)
Income Before Interest Charges         2,059      1,633      4,744      3,882
Interest Charges:
 Interest on Long-Term Debt              816        846      1,621      1,685
 Other Interest Expense                  254        145        443        289
 Allowance for Borrowed Funds Used
    During Construction (Credit)         (22)       (15)       (28)       (23)
Net Interest Charges                   1,048        976      2,036      1,951
Net Income                             1,011        657      2,708      1,931
Preferred Dividend Requirements           72         72        144        144
Net Earnings                       $     939  $     585   $  2,564   $  1,787



See accompanying notes to condensed financial statements.

                   BLACKSTONE VALLEY ELECTRIC COMPANY
                   CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands)





                                                           Six Months Ended
                                                               June 30,

                                                           1997        1996
   CASH FLOW FROM OPERATING ACTIVITIES:

   Net Income                                           $  2,708    $  1,931
   Adjustments to Reconcile Net Income to Net
      Cash Provided from Operating Activities:
         Depreciation and Amortization                     3,032       2,932
         Deferred Taxes                                   (1,627)     (1,358)
         Investment Tax Credit, Net                          (90)        (91)
         Other - Net                                      (1,341)       (836)
   Change in Operating Assets and Liabilities             (3,248)      2,675
   Net Cash (Used In) Provided From Op. Act.                (566)      5,253

   CASH FLOW FROM INVESTING ACTIVITIES:

      Construction Expenditures                           (1,979)     (2,276)
   Net Cash Used In Investing Activities                  (1,979)     (2,276)

   CASH FLOW FROM FINANCING ACTIVITIES:
      Common Stock Dividends Paid to EUA                  (1,749)     (2,255)
      Preferred Dividends Paid                              (144)       (144)
      Net Increase (Decrease) in Short-Term Debt           4,435      (1,259)
   Net Cash Provided From (Used In) Fin. Act.              2,542      (3,658)

   Net Decrease in Cash and Temporary Cash Inv.               (3)       (681)
   Cash and Temporary Cash Inv. at Beginning of Period       798         753
   Cash and Temporary Cash Investments at End of Period $    795    $     72

   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Amount Capitalized)              $  1,766    $  1,704
      Income Taxes                                      $  2,850    $  2,210


 See accompanying notes to condensed financial statements.

                 BLACKSTONE VALLEY ELECTRIC COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS



     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Early Retirement Offer

     In June of 1997, an early retirement offer was accepted by a group of employees who were eligible but not offered the Voluntary Retirement Incentive Offer in 1995, resulting in a charge of approximately $400,000 (approximately $260,000 after-tax) recorded in the second quarter of 1997.

Overview

     Net Earnings for the three months ended June 30, 1997 were $939,000 compared to $585,000 for the same period in 1996. Net earnings for the six months ended June 30, 1997 were $2.6 million versus $1.8 million for the six months ended June 30, 1996. The Company implemented a 1.88% base rate increase on January 1, 1997 pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA). Both second quarter and year-to-date 1997 earnings include the impacts of the June 1997 early retirement offer (discussed above).

 Operating Revenues

     Operating Revenues for the three and six months ended June 30, 1997 increased by approximately $1.7 million or 5.2% and approximately $2.8 million or 4.2%, respectively, as compared to the same periods in 1996. These changes were due primarily to recoveries of increased purchased power expenses and a base rate increase effective January 1, 1997.

Operating Expenses

     Purchased Power expense for the quarter and six months ended June 30, 1997 increased approximately $600,000 or 2.6% and $1.4 million or 3.3%, respectively, as compared to the same periods of 1996. Outages of nuclear units in both the second quarter and year-to-date periods of 1997 contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in increases in average fuel costs of 28.3% and 27.8% for the respective periods.

     Other Operation and Maintenance (O&M) expenses were relatively unchanged in the second quarter of 1997 as compared to the same quarter of 1996. For the year-to-date period, O&M expenses decreased approximately $100,000 or 1.3% due to a decrease in uncollectible accounts expenses slightly offset by increased C&LM expense.

Effective Income Tax Rate

     Blackstone's effective income tax rate for the six months ended June 30, 1997 increased from approximately 33.0% to 37.0%, when compared with the same periods of a year ago due primarily to decreased consolidated tax benefits.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1997, EUA System companies, including Blackstone, maintained short-term lines of credit with various banks aggregating approximately $140 million. These credit lines are available to other affiliated companies under joint credit line arrangements. At June 30, 1997, these unused EUA System short-term lines of credit amounted to approximately $83.9 million. Blackstone had $5.2 million of short-term debt at June 30, 1997.

     During the first six months of 1997 Blackstone's internally generated funds available after the payment of dividends amounted to approximately $2.1 million, while cash construction requirements for the same period amounted to approximately $2.0 million.

Electric Utility Industry Restructuring

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone were eligible for choice commencing July 1, 1997.
As of August 1, 1997, two customers had exercised their right to choose an alternate supplier of electricity. By July 1, 1998 or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

     Blackstone is currently an all-requirements customer of Montaup for generation services. This legislation provides for full recovery of prudently incurred embedded generation costs that may not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation net of its market value, regulatory assets, nuclear decommissioning costs and above-market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997 through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997 through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone. In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone effective January 1, 1997.

     In June 1997, legislation was enacted in Rhode Island, which would allow securitization of utilities' stranded assets, a method of providing savings to customers.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission (FERC), the Rhode Island Public Utilities Commission (RIPUC), and the Securities and Exchange Commission (SEC).

     In February 1997, Blackstone and Montaup reached settlement in principle with the Rhode Island Division of Public Utilities and Carriers and the Rhode Island Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets. Any disposition of generation assets resulting from the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

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

     On May 1, 1997, Montaup and Blackstone jointly filed amendments to their FERC approved all-requirements power contract with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations in Rhode Island, currently in progress, have concluded. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of Blackstone, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows Blackstone to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by retail customers who are excluded from the groups of customers given retail choice prior to final phase and by Montaup's other customers.

     Negotiations in Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which formal filings will be made to the RIPUC for approval.

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

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) A Consent to Action in Lieu of Annual Meeting of Stockholders (Consent to Action) was executed April 16, 1997 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

       (b) The Board of Directors as previously reported to the Securities and Exchange Commission was re-elected, with the exception of David H. Gulvin, who upon retirement was replaced by Clifford
               J. Hebert, Jr..

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

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21, 1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 1997, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

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

     On June 25, 1997 FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

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

Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits - None

       (b)     Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.


                          SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  August 14, 1997            /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                      as Principal Financial Officer)