Form 10-Q
period 1997-09-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1997-11-14
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1997

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


      750 W. Center Street, West Bridgewater, Massachusetts
      (Address of principal executive offices)
            02379
         (Zip Code)

        (508) 559-1000
 (Registrant's telephone number including area code)


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

              Class                            Outstanding at October 31, 1997
       Common Shares, $50 par value                       184,062 shares


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)

                                              September 30,    December 31,
ASSETS                                           1997             1996
Utility Plant in Service                     $   139,290     $    138,661
Less: Accumulated Provision for Depreciation
          and Amortization                        55,887           51,952
       Net Utility Plant in Service               83,403           86,709
Construction Work in Progress                      2,806              705
       Net Utility Plant                          86,209           87,414
Current Assets:
   Cash and Temporary Cash Investments               974              798
   Accounts Receivable - Associated Companies        776              482
                       - Other -Net               14,644           14,878
   Materials, Supplies and Other Current Assets    1,147            1,290
       Total Current Assets                       17,541           17,448
Deferred Debits and Other Non-Current Assets      28,882           27,451
       Total Assets                          $   132,632     $    132,313

LIABILITIES AND CAPITALIZATION

Capitalization:
   Common Stock, $50 Par Value               $     9,203     $      9,203
   Other Paid-In Capital                          17,908           17,908
   Retained Earnings                              10,102            9,121
       Total Common Equity                        37,213           36,232
   Non-Redeemable Preferred Stock                  6,130            6,130
   Long-Term Debt                                 33,500           35,000
       Total Capitalization                       76,843           77,362
Current Liabilities:
   Current Maturities                              1,500            1,500
   Notes Payable                                   2,750              735
   Accounts Payable - Associated Companies        11,079           16,759
                    - Other                          344              509
   Taxes Accrued                                   1,850            1,415
   Interest Accrued                                1,041              899
   Other Current Liabilities                       7,971            2,342
       Total Current Liabilities                  26,535           24,159
Accumulated Deferred Taxes, Deferred Credits
   and Other Non-Current Liabilities              29,254           30,792
       Total Liabilities and Capitalization  $   132,632     $    132,313

        See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,

                                               1997          1996         1997         1996
Operating Revenues                         $  37,179     $  37,015     $ 105,860    $ 102,928
Operating Expenses:
 Purchased Power (princ. from an affiliate)   24,836        25,366       69,540       68,634
 Other Operation and Maintenance               5,532         5,701       16,014       16,319
 Early Retirement Offer                            0             0          363
 Depreciation                                  1,442         1,399        4,324        4,196
 Taxes Other Than Income                       2,141         2,126        6,328        6,464
 Income Taxes - Current                        1,064           (22)       4,188        2,294
              - Deferred (Credit)                (32)          601       (1,679)        (757)
       Total                                  34,983        35,171       99,078       97,150
Operating Income                               2,196         1,844        6,782        5,778
Other Income (Deductions) - Net                   (7)           (7)         151          (59)
Income Before Interest Charges                 2,189         1,837        6,933        5,719
Interest Charges:
   Interest on Long-Term Debt                    787           818        2,408        2,503
   Other Interest Expense                        311           115          754          404
   Allowance for Borrowed Funds Used               0             0
     During Construction (Credit)                (22)          (29)         (50)         (52)
Net Interest Charges                           1,076           904        3,112        2,855
Net Income                                     1,113           933        3,821        2,864
Preferred Dividend Requirements                   73            73          217          217
Net Earnings                               $   1,040     $     860     $  3,604     $  2,647

                                     See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                Nine Months Ended
                                                                  September 30,
                                                                1997        1996
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                  $  3,821    $  2,864
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                            4,594       4,455
      Deferred Taxes                                          (1,658)       (757)
      Investment Tax Credit, Net                                (135)       (136)
      Allowance for Funds Used During Construction                 0          (2)
      Other - Net                                             (1,682)     (1,196)
Change in Operating Assets and Liabilities                       444       4,655
Net Cash Provided From Operating Activities                    5,384       9,883

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                                  (2,883)     (3,411)
Net Cash (Used In) Investing Activities                       (2,883)     (3,411)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions:
       Long-Term Debt                                          (1,500)     (1,500)
    Common Stock Dividends Paid to EUA                         (2,623)     (3,422)
    Preferred Dividends Paid                                     (217)       (217)
    Net Increase (Decrease) in Short-Term Debt                  2,015      (1,259)
 Net Cash (Used In) Financing Activities                       (2,325)     (6,398)

 Net Increase in Cash and Temporary Cash Investments              176          74
 Cash and Temporary Cash Investments at Beginning of Period       798         753
 Cash and Temporary Cash Investments at End of Period        $    974    $    827

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest (Net of Amount Capitalized)                     $  2,494    $  2,391
    Income Taxes                                             $  3,200    $  2,210

    See accompanying notes to condensed financial statements.

                BLACKSTONE VALLEY ELECTRIC COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1997.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

          In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements.
          This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, and the Company will adopt Statement 130 in the first quarter of 1998.

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

Overview

     Net Earnings for the three months ended September 30, 1997 were approximately $1.0 million compared to net earnings of approximately $900,000 for the same period in 1996. For the nine months ended September 30, 1997 net earnings were approximately $3.6 million, compared to the net earnings of $2.6 million for the same periods in 1996. Earnings for the year-to-date period of 1997 include a one-time charge of approximately $260,000, on an after-tax basis, related to the costs of an early retirement offer recorded in June 1997.

     Kilowatthour sales increased by 5.3% in this year's third quarter as compared the same period of 1996, offsetting decreased sales posted during the first six months of 1997. Year-to-date sales increased by 1.1%. Sales to residential customers, increased by 7.3% and 4.6%, in the third quarter and year-to-date periods, respectively.

Operating Revenues

     Operating revenues for the third quarter and nine months ended September 30, 1997 increased by approximately $200,000 and $2.9 million, respectively, as compared to those of the same periods in 1996. The third quarter increase was primarily due to a base rate increase effective January 1, 1997 offset by recoveries of decreased purchased power expense (discussed below). The year-to-date increase was primarily the result of the base rate increase and recoveries of increased purchase power expense.

Operating Expenses

     Purchased Power expense for the third quarter decreased by approximately $500,000 or 2.1% as compared to the third quarter of 1996. Purchased power expense for the nine months ended September 30, 1997 increased approximately $900,000 or 1.3% as compared to the year-to-date period of 1996. As of August 1, 1997, pursuant to the Rhode Island Utility Restructuring Act (URA) (discussed below), certain commercial and industrial customers of Blackstone began to choose alternate electricity suppliers, reducing purchased power requirements and expense for the third quarter and year-to-date periods as compared to the same periods of 1996. Offsetting these decreases were respective period increases of 9.9% and 20.9% in the average cost of fuel of Montaup, the Company's power supplier. Outages at nuclear units, in which Montaup has an interest contributed to a greater dependence on higher costing fossil fuels for its energy requirements.

     Other Operation and Maintenance (O&M) expenses for the third quarter and nine months ended September 30, 1997 decreased approximately $200,000 or 3.0% and approximately $300,000 or 1.9%, respectively, as compared to the same periods of 1996. These decreases were primarily due to decreases in customers accounts expense.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net was unchanged in this year's third quarter and increased by approximately $200,000 in the year-to-date period as compared to the same periods of 1996. This increase is due primarily to interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute in the first quarter of 1997.

Other Interest Expense

     Other Interest expense increased approximately $200,000 in the third quarter of 1997 and increased approximately $400,000 for the year-to-date period of 1997, as compared to the same periods of 1996. These increases are primarily due to interest on increased short-term borrowings and increased intercompany interest expense.

Effective Income Tax Rate

     Blackstone's effective income tax rate for the nine months ended September 30, 1997 increased from approximately 34.8% to 40.7%, when compared with the same period of a year ago due primarily to decreased consolidated tax benefits.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three year revolving credit agreement with various financial institutions allowing for borrowings in aggregate of up to $75 million. Blackstone had $2.8 million of short-term debt outstanding at September 30, 1997.

     During the first nine months of 1997 Blackstone's internally generated funds amounted to approximately $3.8 million while cash construction requirements for the same period amounted to approximately $2.9 million.

Electric Utility Industry Restructuring

     On August 7, 1996, the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone were eligible for choice commencing July 1, 1997 and as of November 1, 1997, all had exercised their right to choose an alternate supplier of electricity. By July 1, 1998 or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

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

     In February 1997, Blackstone and Montaup reached settlement in principle with the Rhode Island Division of Public Utilities and Carriers (RIDIV) and the Rhode Island Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets. Any disposition of generation assets resulting from the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

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

     On May 1, 1997, Montaup and Blackstone jointly filed amendments to their FERC approved all-requirements power contract with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of Blackstone, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows Blackstone to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross-subsidies by retail customers who are excluded from the groups of customers given retail choice prior to final phase and by Montaup's other customers.

     On October 29, 1997, settlement agreements among Montaup, its affiliated and non-affiliated customers, the Massachusetts Attorney General, the MADOER, the RIDIV and RIPUC were submitted for FERC approval. These settlements represent a comprehensive resolution of federal/wholesale issues of electric utility industry restructuring based on our settlement agreements in Rhode Island and Massachusetts.

     Negotiations in Rhode Island on final settlement terms regarding retail issues of electric utility industry restructuring, are nearing completion subsequent to which formal filings will be made to the RIPUC for approval.

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

     In July 1997, the Emerging Issues Task Force (EITF) reached a consensus regarding certain issues raised related to the application of Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation". The EITF determined that when sufficient detail is available for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated, the enterprise should discontinue the application of FAS71 to that deregulated portion of its business. In Rhode Island, sufficient detail is deemed to be available, upon approval by FERC, of those restructuring plans submitted by the Company in its jurisdiction. The EITF further determined that regulatory assets and liabilities originating in the separable portion of the business and no longer subject to rate regulation should be evaluated on the basis of where regulated cash flows to recover those regulatory assets and liabilities will be derived. Based on the current settlement agreement submitted by the Company in Rhode Island, management does not believe the EITF decisions will have a material effect on the Company.

Other

     The Company occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results will be achieved.

                   PART II -- OTHER INFORMATION

Item 5.   Other Information

       On April 24, 1996, the FERC issued orders No. 888 and No. 889 to encourage competition in the bulk power market by requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions, establishing the right and a mechanism for recovery of prudently incurred stranded costs and requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). FERC also issued a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

     Open-access transmission tariffs for point-to-point and local network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on July 9, 1996 to modify its terms and conditions in conformance with FERC's order.

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system and on January 21, 1997, filed additional revisions to coincide with the New England Power Pool (NEPOOL) Open Access Transmission filing (see below).

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a region wide OASIS in NEPOOL.

     On March 4, 1997, FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 1997, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

     On June 4, 1997, as supplemented on July 14, 1997, Montaup filed with FERC in Docket No. ER97-3200-000 amendments to its open access transmission tariff to provide for unbundled retail transmission service. Montaup proposed to allow retail customers to obtain retail transmission service directly from Montaup or through Montaup's retail affiliates acting as the retail customers' agent. Montaup requested FERC to allow the tariff amendments to become effective for service to retail customers in Blackstone's and Newport's service areas on July 1, 1997. FERC accepted the amendment to become effective subject to refund on that date in an order issued September 12, 1997. FERC accepted the amendment subject to any modification that may be required as a result of other pending proceedings concerning Montaup's transmission tariff and ordered Montaup to make a compliance filing changing the amendments in certain limited respects. The compliance filing was made by Montaup on October 10, 1997.

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

     On June 25, 1997, FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

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

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

 Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits - None

       (b)     Reports on Form 8-K

       -  None filed in the quarter ended September 30, 1997.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  November 14, 1997          /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                  (on behalf of the Registrant and
                                  as Principal Financial Officer)