Form 10-Q
period 1998-03-31
BLACKSTONE VALLEY ELECTRIC CO
filed 1998-05-15
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1998

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

              Class                            Outstanding at April 30, 1998
       Common Shares, $50 par value                       184,062 shares

     PART I - FINANCIAL INFORMATION
         Item 1.     Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)


                                                       March 31,        December 31,
         ASSETS                                           1998             1997

         Utility Plant in Service                   $     140,701     $    140,572
         Less: Accumulated Provision for Depreciation
                   and Amortization                        57,161           55,851
                Net Utility Plant in Service               83,540           84,721
         Construction Work in Progress                      1,971            1,037
                Net Utility Plant                          85,511           85,758
         Current Assets:
            Cash and Temporary Cash Investments               156              408
            Accounts Receivable - Ass. Cos.                   403              513
                                - Other                    16,635           14,609
            Materials, Supplies & Other Current Assets      1,260            1,154
                Total Current Assets                       18,454           16,684
         Deferred Debits and Other Non-Current Assets      28,664           28,391
                Total Assets                        $     132,629     $    130,833

         LIABILITIES AND CAPITALIZATION

         Capitalization:
            Common Stock, $50 Par Value             $       9,203     $      9,203
            Other Paid-In Capital                          17,908           17,908
            Retained Earnings                              12,000           10,981
                Total Common Equity                        39,111           38,092
            Non-Redeemable Preferred Stock                  6,130            6,130
            Long-Term Debt                                 33,500           33,500
                Total Capitalization                       78,741           77,722
         Current Liabilities:
            Current Maturities of Long-Term Debt            1,500            1,500
            Notes Payable                                   3,210            1,400
            Accounts Payable - Associated Companies         9,571            8,332
                             - Other                          467              960
            Taxes Accrued                                   1,453            2,065
            Interest Accrued                                  984              842
            Other Current Liabilities                       6,513            9,138
                Total Current Liabilities                  23,698           24,237
         Accumulated Deferred Taxes, Deferred Credits
            and Other Non-Current Liabilities              30,190           28,874
                Total Liabilities and Cap.          $     132,629     $    130,833

    See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                             Three Months Ended
                                            March 31,

                                             1998         1997
Operating Revenues                      $   31,181     $ 34,531
Operating Expenses:
   Purchased Power (principally from an a   19,064       22,418
   Other Operation and Maintenance           5,316        5,155
   Depreciation                              1,539        1,441
   Taxes Other Than Income                   1,814        2,159
   Income Taxe - Current (Credit)             (386)       2,564
               - Deferred (Credit)           1,372       (1,718)
         Total                              28,719       32,019
Operating Income                             2,462        2,512
Other Income (Deductions) - Net                (43)         173
Income Before Interest Charges               2,419        2,685
Interest Charges:
   Interest on Long-Term Debt                  769          805
   Other Interest Expense                      229          189
   Allowance for Borrowed Funds Used
      During Construction (Credit)             (20)          (6)
Net Interest Charges                           978          988
Net Income                                   1,441        1,697
Preferred Dividend Requirements                 72           72
Net Earnings                            $    1,369     $  1,625


See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                    Three Months Ended
                                                                    March 31,
                                                                    1998        1997
        CASH FLOW FROM OPERATING ACTIVITIES:

        Net Income                                                $  1,441    $  1,697
        Adjustments to Reconcile Net Income to Net
           Cash Provided from Operating Activities:
              Depreciation and Amortization                          1,639       1,502
              Deferred Taxes                                         1,372      (1,718)
              Investment Tax Credit, Net                               (45)        (45)
              Allowance for Funds Used During Construction               0          (5)
              Other - Net                                             (461)       (289)
        Change in Operating Assets and Liabilities                  (4,371)     (1,560)
        Net Cash (Used In) Operating Activities                       (425)       (418)

        CASH FLOW FROM INVESTING ACTIVITIES:
           Construction Expenditures                                (1,216)       (863)
        Net Cash (Used In) Investing Activities                     (1,216)       (863)

        CASH FLOW FROM FINANCING ACTIVITIES:
           Common Stock Dividends Paid to EUA                         (349)       (874)
           Preferred Dividends Paid                                    (72)        (72)
           Net Increase in Short-Term Debt                           1,810       2,765
        Net Cash Provided From Financing Activities                  1,389       1,819

        Net (Decrease) Increase in Cash and Temporary Cash Investme   (252)        538
        Cash and Temporary Cash Investments at Beginning of Period     408         798
        Cash and Temporary Cash Investments at End of Period      $    156    $  1,336

        Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Interest (Net of Amount Capitalized)                   $    558    $    696
           Income Taxes                                           $    720    $  1,470


    See accompanying notes to condensed financial statements.


BLACKSTONE VALLEY ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in the Blackstone Valley Electric Company's (Blackstone or the Company) 1997 Annual Report on Form 10-K.

Note A -In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

          Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Company is immaterial and therefore no recognition is required by the Company.

Note B -Results shown above for the respective interim periods are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of each year because more electricity is sold due to weather conditions, fewer daylight hours, etc.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Net Earnings were $1.4 million for the three month period ended March 31, 1998 as compared to $1.6 million for the same period in 1997. Kilowatthour sales decreased by 1.7% in the first quarter of 1998 as a compared to the first quarter of 1997, largely due to milder weather. Sales to residential customers decreased 4.5%, and to commercial customers decreased 3.7%. Sales to industrial customers, generally less weather sensitive, increased 2.8% for the period, signaling an improvement in economic conditions in the Company's service territory.

Operating Revenues

     Operating Revenues for the quarter ended March 31, 1998 decreased approximately $3.4 million or 9.7% as compared to the same period in 1997. The decrease was primarily due to decreased recoveries of purchased power expense of approximately $3.4 million (see below) and a 1.7% decrease in kilowatthour sales and rate reductions pursuant to electric industry restructuring
legislation and approved settlements agreements.   Offsetting these decreases
somewhat was a 1.3% base rate increase pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA).

Operating Expenses

     Purchased Power expense for the first quarter of 1998 decreased by approximately $3.4 million, or 15%. Nuclear units provided a greater share of system requirements and a 14% decrease in the cost of fossil fuels resulted in a 15% decrease in average fuel costs. In addition, this decrease is a result of approved electric industry restructuring settlement agreements and the advent of customer choice. (See Electric Utility Industry Restructuring below.)

     Other Operation and Maintenance (O&M) expenses during the quarter ended March 31, 1998 increased by approximately $200,000 or 3.1% when compared to the same period in the previous year due to increases in employee benefits expenses and uncollectible accounts expense.

Income Taxes

     Blackstone's effective income tax rate for the quarter ended March 31, 1998 was approximately 40.5% compared to 35.8% for the same period of a year ago. Provisions of restructuring settlement agreements which require acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net decreased by approximately $200,000 in this year's first quarter. This decrease is due primarily to first quarter 1997 interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Blackstone, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $120 million. As of March 31, 1998, various financial institutions have committed up to $75
million under the revolving credit facility.   At March 31, 1998, under the
revolving credit agreement, the EUA System had short-term borrowings available of approximately $4.2 million. Blackstone had $3.2 million of short-term borrowings outstanding at March 31, 1998. During the first three months of 1998, internally generated funds amounted to approximately $4.0 million while cash construction requirements for the same period amounted to approximately $1.2 million.

Electric Utility Industry Restructuring

     The electric utility industry in both Massachusetts and Rhode Island, the states in which EUA provides electric services, is transitioning from a traditional rate regulated environment to a competitive marketplace. Traditional electric utility services - generation, transmission and distribution - have been unbundled into separate and distinct services. The generation, or supply, function is now competitive with customers able to choose their own electricity supplier at market prices. The transmission and distribution functions remain regulated services. The local distribution company is responsible for providing distribution services to the ultimate electricity consumer within its franchised service territory and the transmission company is required to provide open access, non-discriminatory transmission services to generation or supply companies.

     Rhode Island legislation along with approved electric utility industry restructuring settlement agreements at both the state and federal level, provided Blackstone's customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone is required to arrange for standard offer service through December 31, 2009 and Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer period. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone agreed to subject its standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contract with Blackstone with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC to Blackstone coincident with retail access and Blackstone is the recovering the CTC through a non-bypassable transition access charge to all of its distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates, including Blackstone, via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC for the net proceeds, with a return, in equal annual amounts over the period commencing on the date the RVC is implemented through December 31, 2009. See "Divestiture" below.

     For a more detailed discussion of electric industry restructuring, refer to Blackstone's 1997 Annual Report on Form 10K.

Divestiture

     Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects executing purchase and sale agreements by mid 1998. In March 1998, Montaup announced it would combine the marketing of its 50% share (approximately 245 mw) in Unit 2 of the Canal Generating station on Cape Cod with sales efforts of the plant's co-owner and operator, Canal Electric Company. By doing this, potential purchasers are offered an expandable site that includes 1,100 mw of existing generating capacity, an excellent operating record and the capability of burning either natural gas or oil as a fuel. In April 1998, EUA announced the signing of agreements for transfer of the power purchase contracts for approximately 160 mw between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport. Both the transfer of the power contracts and sale of the diesel generating units are subject to regulatory approval.

Other

     Blackstone occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. Actual results could differ materially from these statements, therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.

PART II - OTHER INFORMATION

Item 5.     Other Information

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April of 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

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


                                   Blackstone Valley Electric Company
                                              (Registrant)



Date:  May 15, 1998                /s/ Clifford J. Hebert, Jr.
                                   Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                   as Principal Financial Officer)