Form 10-Q
period 1998-06-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1998-08-13
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1998

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

              Class                            Outstanding at July 31, 1998
       Common Shares, $50 par value                       184,062 shares

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)


                                                        June 30,    December 31,
ASSETS                                                    1998        1997
Utility Plant in Service                               $  140,986   $ 140,572
Less: Accumulated Provision for Depreciation
          and Amortization                                 58,573      55,851
       Net Utility Plant in Service                        82,413      84,721
Construction Work in Progress                               3,064       1,037
       Net Utility Plant                                   85,477      85,758
Current Assets:
   Cash and Temporary Cash Investments                        722         408
   Accounts Receivable - Associated Companies                 685         513
                       - Other - Net                       18,519      14,609
   Materials, Supplies and Other Current Assets             1,269       1,154
       Total Current Assets                                21,195      16,684
Deferred Debits and Other Non-Current Assets               29,058      28,391
       Total Assets                                    $  135,730   $ 130,833

LIABILITIES AND CAPITALIZATION

Capitalization:
   Common Stock, $50 Par Value                         $    9,203   $   9,203
   Other Paid-In Capital                                   17,908      17,908
   Retained Earnings                                       12,486      10,981
       Total Common Equity                                 39,597      38,092
   Non-Redeemable Preferred Stock                           6,130       6,130
   Long-Term Debt - Net                                    33,500      33,500
       Total Capitalization                                79,227      77,722
Current Liabilities:
   Current Maturities of Long-Term Debt                     1,500       1,500
   Notes Payable                                            6,120       1,400
   Accounts Payable - Associated Companies                  9,625       8,332
                    - Other                                   482         960
   Taxes Accrued                                            1,454       2,065
   Interest Accrued                                           791         842
   Other Current Liabilities                                6,145       9,138
       Total Current Liabilities                           26,117      24,237
Accumulated Deferred Taxes, Deferred Credits
   and Other Non-Current Liabilities                       30,386      28,874
       Total Liabilities and Capitalization            $  135,730   $ 130,833

    See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                                          Three Months Ended        Six  Months Ended
                                                        June 30,                    June 30,
                                                          1998          1997        1998         1997

Operating Revenues                                    $  30,965     $  34,150    $ 62,146     $ 68,681
Operating Expenses:
   Purchased Power (principally from an affiliate)       19,551        22,286      38,615       44,704
   Other Operation and Maintenance                        5,495         5,327      10,811       10,482
   Early Retirement Offer                                                 363                      363
   Depreciation                                           1,585         1,441       3,124        2,882
   Taxes Other Than Income                                1,820         2,028       3,634        4,187
   Income Taxes - Current                                   402           560          16        3,124
                - Deferred (Credit)                         205            71    0  1,577       (1,647)
         Total                                           29,058        32,076      57,777       64,095
Operating Income                                          1,907         2,074       4,369        4,586
Other Income (Deductions) - Net                             (38)          (15)        (81)         158
Income Before Interest Charges                            1,869         2,059       4,288        4,744
Interest Charges:
   Interest on Long-Term Debt                               777           816       1,546        1,621
   Other Interest Expense                                   215           254         444          443
   Allowance for Borrowed Funds Used                          0             0
      During Construction (Credit)                          (30)          (22)        (50)         (28)
Net Interest Charges                                        962         1,048       1,940        2,036
Net Income                                                  907         1,011       2,348        2,708
Preferred Dividend Requirements                              72            72         144          144
Net Earnings                                          $     835     $     939    $  2,204     $  2,564


See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                     Six Months Ended
                                                                         June 30,

                                                                     1998        1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                       $   2,348    $  2,708
Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
      Depreciation and Amortization                                  3,396       3,032
      Deferred Taxes                                                 1,577      (1,627)
      Investment Tax Credit, Net                                       (89)        (90)
      Other - Net                                                   (1,069)     (1,341)
Change in Operating Assets and Liabilities                          (7,036)     (3,248)
Net Cash Provided From Operating Activities                           (873)       (566)

CASH FLOW FROM INVESTING ACTIVITIES:

   Construction Expenditures                                        (2,690)     (1,979)
Net Cash (Used In) Investing Activities                             (2,690)     (1,979)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common Stock Dividends Paid to EUA                                 (699)     (1,749)
   Preferred Dividends Paid                                           (144)       (144)
   Net Increase in Short-Term Debt                                   4,720       4,435
Net Cash Provided From Financing Activities                          3,877       2,542

Net Increase (Decrease) in Cash and Temporary Cash Investments         314          (3)
Cash and Temporary Cash Investments at Beginning of Period             408         798
Cash and Temporary Cash Investments at End of Period             $     722    $    795

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (Net of Amount Capitalized)                          $   1,610    $  1,766
   Income Taxes                                                  $     920    $  2,850



    See accompanying notes to condensed financial statements.

                 BLACKSTONE VALLEY ELECTRIC COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in Blackstone Valley Electric Company's (Blackstone or the Company) 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

          In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), effective in 1999. SOP 98-1 provides specific guidance on whether to capitalize or expense costs within its scope. The Company does not expect this SOP 98-1 to have a material impact on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Actives," which is effective in 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial positions and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

Note B - Results shown for the respective interim periods being reported herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of each year because more electricity is sold due to weather conditions, fewer daylight hours, etc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Net Earnings for the three months ended June 30, 1998 were $835,000 as compared to $939,000 for the same period in 1997, a decrease of 11.1%. Net earnings for the six months ended June 30, 1998 were $2.2 million versus $2.6 million for the six months ended June 30, 1997, a decrease of 14.0%. Both second quarter and year-to-date 1997 earnings include the impacts of the June 1997 early retirement offer which resulted in a charge of approximately $400,000 (approximately $260,000 after-tax).

Operating Revenues

     Operating Revenues for the three and six months ended June 30, 1998 decreased by approximately $3.2 million or 9.3% and approximately $6.5 million or 9.5%, respectively, as compared to the same periods in 1997. These changes were due primarily to recoveries of decreased purchased power expenses (see below) and rate reductions pursuant to electric industry restructuring legislation and approved settlements agreements. Offsetting these decreases was the impact of a 3.6% increase in kilowatthour (kWh) sales in the second quarter and an approximate 1% increase in year-to-date kWh sales. Also offsetting these decreases somewhat was a 1.3% base rate increase pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA) effective
January 1, 1998.

Operating Expenses

     Purchased Power expense for the quarter and six months ended June 30, 1998 decreased approximately $2.7 million or 12.3% and $6.1 million or 13.6%, respectively, as compared to the same periods of 1997. The Company's purchased power expense now reflects the contract termination charge and standard offer billings from Montaup effective January 1, 1998, pursuant to electric industry restructuring legislation and settlement agreements, resulting in lower costs.

     Other Operation and Maintenance (O&M) expenses increased approximately $200,000, or 3.2%, and approximately $300,000 or 3.1%, in the second quarter and year-to-date period of 1998, respectively, as compared to the same periods of 1997. These changes were primarily due to increased conservation and load management (C&LM) expenses and uncollectible accounts expenses.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net was relatively unchanged in the second quarter of 1998 as compared to the second quarter of 1997, and decreased by approximately $200,000 in the year-to-date period ended June 30, 1998. This decrease is due primarily to first quarter 1997 interest income allocated to the Company by EUA Service Corporation related to the favorable resolution of a Massachusetts corporate income tax dispute.

Effective Income Tax Rate

     Blackstone's effective income tax rate for the six months ended June 30, 1998 increased from approximately 37.0% to 40.2%, when compared with the same period of a year ago. Provisions of restructuring settlement agreements which require acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Blackstone, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At June 30, 1998, these unused EUA System short-term lines of credit amounted to approximately $77.8 million. Blackstone had $6.2 million of short-term debt at June 30, 1998.

     During the first six months of 1998 Blackstone's internally generated funds available after the payment of dividends amounted to approximately $6.4 million, while cash construction requirements for the same period amounted to approximately $2.7 million.

Electric Utility Industry Restructuring

     Rhode Island legislation along with approved electric utility industry restructuring settlement agreements at both the state and federal level, provided Blackstone's customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone is required to arrange for standard offer service through December 31, 2009 and Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer period. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone agreed to subject its standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April 1998, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contract with Blackstone with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC to Blackstone coincident with retail access and Blackstone is recovering the CTC through a non-bypassable transition access charge to all of its distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates, including Blackstone, via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC for the net proceeds, with a return, in equal annual amounts over the period commencing on the date the RVC is implemented through December 31, 2009. See Divestiture below.

     For a more detailed discussion of electric industry restructuring, refer to Blackstone's 1997 Annual Report on Form 10K.

Divestiture

     Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects to execute purchase and sale agreements during the third quarter of 1998. In April 1998, EUA announced the signing of agreements for the transfer of power purchase contracts for approximately 160 megawatts (mw) between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport.

     On May 27, 1998, EUA announced that Montaup has agreed to sell its 50 percent share (280 mw) of Unit 2 of the Canal Generating Station in Sandwich, Massachusetts to Southern Energy for approximately $75 million. This sale is expected to be finalized near the end of 1998.

     On June 25, 1998, EUA announced that Montaup has agreed to sell its 2.9 percent share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, LTP for $3.2 million.

     On August 4, 1998, EUA announced an agreement to sell its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the FPL Group for approximately $2.4 million.

     All of the sale agreements are subject to federal and state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale.

     Resources remaining in EUA's marketing efforts include wholly-owned fossil-fueled and hydroelectric facilities and approximately 300 mw of power purchase contracts from generating units throughout New England as well as two sites providing potential power plant development opportunities. It is anticipated that an announcement on the sale of EUA's Somerset, Massachusetts, coal-fired generating station will be made in the third quarter.

Year 2000 Compliance

     The "Year 2000" problem exists because some computer programs and embedded microchips may not properly recognize a year that begins with "20" instead of "19", and therefore may fail or create erroneous results. EUA is actively engaged in identifying, assessing, and responding to the implications of this problem for its operations.

EUA's State of Readiness:

     The Company has identified all of its information technology systems and is assessing and testing its Year 2000 compliance. EUA has established a structured approach which ranks its mainframe applications, client server and network applications, as well as desktop and personal computer applications. To date, the Company has identified several critical systems which have been corrected, however, there may be others.

     EUA is in the process of identifying and assessing its embedded technology and anticipates findings by October 1998. When the preliminary embedded chip inventory and assessment process is complete, EUA will then prioritize the results to address the most critical areas of its business first. EUA's goal is that most, if not all, embedded chips that support its mission critical operations will be compliant by mid-year 1999.

     EUA's business is dependent upon external parties, including vendors, suppliers and business partners, for the reliable delivery of its products and services. The Company has inquired in writing to all of its suppliers and service providers with regard to their Year 2000 compliancy, and has established a follow-up process. EUA has identified the third parties with which it has a material relationship in order to establish their Year 2000 status in a timely fashion, and is continuing to do so. EUA will attempt to replace critical vendors that it knows or has indications are not likely to be Year 2000 compliant within a reasonable time frame.

The Cost to Address the Company's Year 2000 Issues:

     Since the beginning of its efforts in 1993 to address Year 2000 issues, EUA has expended approximately $300,000 addressing Information Services-related issues. During 1998, EUA will expend approximately $1.2 million in capital expenditures for purchasing two new systems that are Year 2000 compliant -- a new telephone system and a general ledger system. Based on information reviewed to date, management does not believe the year 2000 compliance expense will be material to EUA's future operating results or future financial condition.

The Risks of EUA's Year 2000 Issues and EUA's Contingency Plans:

     The Company is in the process of identifying and verifying realistic failure scenarios which will require contingency plans. While EUA has not completed its analysis, EUA anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during the first half of 1999.

     Based on information reviewed to date, EUA believes its plans of action are adequate to secure Year 2000 compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Year 2000 compliance is subject to the risks and uncertainties described above, and adverse effects, should they occur, could be material despite the Company's efforts to prevent or mitigate them.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          (a) A Consent to Action in Lieu of Annual Meeting of Stockholders (Consent to Action) was executed April 15, 1998 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

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


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  August 13, 1998            /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                      as Principal Financial Officer)