Form 10-Q
period 1999-06-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1999-08-13
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1999

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

              Class                            Outstanding at July 31, 1999
       Common Shares, $50 par value                       184,062 shares

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)


                                                      June 30,       December 31,
    ASSETS                                              1999            1998

    Utility Plant in Service                       $    140,940    $    144,120
    Less: Accumulated Provision for Depreciation
              and Amortization                           61,901          60,534
           Net Utility Plant in Service                  79,039          83,586
    Construction Work in Progress                         2,672           2,065
           Net Utility Plant                             81,711          85,651
    Current Assets:
       Cash and Temporary Cash Investments                  521             178
       Accounts Receivable - Associated Companies           334             169
                           -  Other - Net                15,632          17,498
       Materials, Supplies and Other Current Assets       1,329           1,286
           Total Current Assets                          17,816          19,131
    Deferred Debits and Other Non-Current Assets         31,911          29,363
           Total Assets                            $    131,438    $    134,145
                                                                              0
    LIABILITIES AND CAPITALIZATION

    Capitalization:
       Common Stock, $50 Par Value                 $      9,203    $      9,203
       Other Paid-In Capital                             17,908          17,908
       Retained Earnings                                 14,118          14,547
           Total Common Equity                           41,229          41,658
       Non-Redeemable Preferred Stock                     6,130           6,130
       Long-Term Debt - Net                              32,000          32,000
           Total Capitalization                          79,359          79,788
    Current Liabilities:
       Current Maturities of Long-Term Debt               1,500           1,500
       Notes Payable                                        750
       Accounts Payable - Associated Companies            8,939          13,642
                        - Other                           1,741             684
       Taxes Accrued                                      1,558           1,493
       Interest Accrued                                     706             779
       Other Current Liabilities                          4,670           5,276
           Total Current Liabilities                     19,864          23,374
    Accumulated Deferred Taxes, Deferred Credits
       and Other Non-Current Liabilities                 32,215          30,983
           Total Liabilities and Capitalization    $    131,438    $    134,145

 See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                                             Three Months Ended       Six Months Ended
                                                             June 30,                 June 30,
                                                              1999        1998         1999     1998

    Operating Revenues                                     $ 28,965    $ 30,965     $ 62,199 $ 62,146
    Operating Expenses:
       Purchased Power (principally from an affiliate)       16,698      19,551       37,635   38,615
       Other Operation and Maintenance                        5,888      5,495        11,681   10,811
       Depreciation                                           1,665      1,585        3,307    3,124
       Taxes - Other Than Income                              1,813      1,820        3,886    3,634
       Income Taxes - Current                                 1,205        402        1,682       16
                    - Deferred (Credit)                        (410)       205         (114)   1,577
             Total                                           26,859      29,058       58,077   57,777
    Operating Income                                          2,106      1,907        4,122    4,369
    Other Income (Deductions) - Net                             (31)       (38)         (80)     (81)
    Income Before Interest Charges                            2,075      1,869        4,042    4,288
    Interest Charges:
       Interest on Long-Term Debt                               734        777        1,460    1,546
       Other Interest Expense                                   201        215          407      444
       Allowance for Borrowed Funds Used
          During Construction (Credit)                          (19)       (30)         (47)     (50)
    Net Interest Charges                                        916        962        1,820    1,940
    Net Income                                                1,159        907        2,222    2,348
    Preferred Dividend Requirements                              73         72          145      144
    Net Earnings                                           $  1,086    $   835    $   2,077  $ 2,204

See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                Six Months Ended
                                                                   June 30,

                                                                1999        1998
   CASH FLOW FROM OPERATING ACTIVITIES:

   Net Income                                                $  2,222    $  2,348
   Adjustments to Reconcile Net Income to Net
      Cash Provided from Operating Activities:
         Depreciation and Amortization                          3,476       3,396
         Deferred Taxes                                          (115)      1,577
         Investment Tax Credit, Net                               (88)        (89)
         Other - Net                                              684      (1,069)
   Change in Operating Assets and Liabilities                  (2,600)     (7,036)
   Net Cash Provided From Operating Activities                  3,579        (873)

   CASH FLOW FROM INVESTING ACTIVITIES:

      Construction Expenditures                                (1,585)     (2,690)
      Proceeds from Divestiture of Generation Assets              250
   Net Cash (Used In) Investing Activities                     (1,335)     (2,690)

   CASH FLOW FROM FINANCING ACTIVITIES:

      Common Stock Dividends Paid to EUA                       (2,507)       (699)
      Preferred Dividends Paid                                   (144)       (144)
      Net Increase in Short-Term Debt                             750       4,720
   Net Cash (Used In) Provided From Financing Activities       (1,901)      3,877

   Net  Increase in Cash and Temporary Cash Investments           343         314
   Cash and Temporary Cash Investments at Beginning of Period     178         408
   Cash and Temporary Cash Investments at End of Period      $    521    $    722

   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Amount Capitalized)                   $  1,455    $  1,610
      Income Taxes                                           $    580    $    920

 See accompanying notes to condensed financial statements.


                  BLACKSTONE VALLEY ELECTRIC COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in Blackstone Valley Electric Company's (Blackstone or the Company) 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

          In June 1998, the Financial Accounting Standards Board issued SFAS133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in fiscal year 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS133 to have a material impact on its financial position or results of operations.

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

Note C -  Commitments and Contingencies:

          Environmental Matters

          EUA recently identified new sites related to the production of manufactured gas at which pre-existing environmental conditions may exist. Three sites are associated with Blackstone; a manufactured gas plant was located at High Street in Central Falls, and two remote gas holders were located at Exchange Street in Pawtucket, and Pond Street in Woonsocket, all in Rhode Island. Each of these sites were built in the 1800's and ceased operations early this century. EUA may have joint and several liability for investigation and remediation at these sites, if such actions are necessary. EUA is currently conducting a preliminary assessment of the potential costs of remediation and therefore, has not yet provided for this potential liability.

          Blackstone is currently recovering certain environmental cleanup costs in rates. In addition, the Company will seek recovery of certain costs from its insurance carriers and other possible responsible parties. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with these additional environmental sites will be material to its results of operation or its financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of EUA shareholders and various regulatory agencies, values the equity of EUA at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger. EUA and NEES expect that the merger will be finalized by early 2000, but are trying to accomplish it earlier.

     At EUA's Annual Meeting of Shareholders on May 17, 1999, EUA shareholders voted to approve EUA's merger with NEES. At the meeting, 97% of the votes received were in favor of the merger.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy indicating savings of over $100 million.

     As part of the merger process, on July 19, 1999, a Voluntary Early Retirement Program was offered to certain of EUA's and NEES's union and non-union employees who are least fifty-five years of age. In addition, information on the Limited Hardship Early Decision Option (LHEDO) to be offered in September 1999, the employees' voluntary severance package and relocation assistance for those employees who qualify have also been announced.

Overview

     Net Earnings for the three months ended June 30, 1999 were $1.1 million as compared to $835,000 for the same period in 1998, an increase of 30.1%. Net earnings for the six months ended June 30, 1999 were $2.1 million versus $2.2 million for the six months ended June 30, 1998, a decrease of 5.8%.

Kilowatthour Sales

     Kilowatthour (kWh) sales increased 1.4% in the second quarter and 3.2% in the year-to-date period of 1999 as compared to the same periods of 1998, largely due to warmer weather in 1999, particularly in the month of June. Sales to residential customers increased 3.3% and 7.4% in the respective periods, and sales to commercial customers increased 4.7% and 6.6% in the respective periods as compared to 1998.

Operating Revenues

     Operating Revenues for the three months ended June 30, 1999 decreased by $2.0 million or 6.5% as compared to the same period of 1998, while revenues for the six month period ended June 30, 1999 were relatively unchanged as compared to the same period in 1998. These changes were due primarily to a reduction in wholesale contract termination charge rates, partially offset by increased standard offer rates, effective April 1, 1999 and January 1, 1999 respectively, pursuant to restructuring settlement agreements. Additional offsets to these changes were the impacts of an approximate 1.4% increase in kWh sales in the second quarter and a 3.2% increase in year-to-date kWh sales.

Operating Expenses

     Purchased Power expense for the quarter and six months ended June 30, 1999 decreased by approximately $2.9 million or 14.6% and approximately $1.0 million or 2.5%, respectively, as compared to the same periods in 1998. These decreases were primarily due to decreased generation-related expenses as a result of a decrease in the wholesale contract termination charge rate, offset by increased kWh sales and an increase in the wholesale standard offer rate.

     Other Operation and Maintenance (O&M) expenses increased approximately $400,000, or 7.2%, and approximately $900,000 or 8.1% in the second quarter and year-to-date period of 1999, respectively, as compared to the same periods of 1998. The increase in the second quarter was due to increased conservation and load management (C&LM) expenses and the allocation of increased expenses from EUA's Service Corporation. The year-to-date increase was due to adjustments to 1998 employee incentive plan accruals recorded in the first quarter of 1999 and increased C&LM expenses of approximately $200,000.

Income Taxes

     Blackstone's effective income tax rate for the six months ended June 30, 1999 increased from approximately 40.2% to 41.1%, when compared with the same period of a year ago. This increase was primarily due to reduced plant-related tax benefits.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Blackstone, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1999, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At June 30, 1999, these unused EUA System short-term lines of credit amounted to approximately $113.5 million. Blackstone had $750,000 of short-term debt at June 30, 1999.

     During the first six months of 1999 Blackstone's internally generated funds available after the payment of dividends amounted to approximately $3.0 million, while cash construction requirements for the same period amounted to approximately $1.6 million.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999 with the remainder to be effective with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

Generation Divestiture

     By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup has signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer will become effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for
approximately $55 million.   In June of 1999, Montaup completed the sale of its
and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

     In July 1999, in connection with Entergy Nuclear Generation Company's acquisition of Pilgrim Station from Boston, Edison, Montaup bought out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy Nuclear Generation Company.

     Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Great Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd., with an expected closing later in 1999. EUA's remaining generating capacity comprises 58 mw from its ownership shares of the Millstone 3 and Vermont Yankee nuclear facilities. EUA is in negotiations to sell and/or transfer its interests in the Vermont Yankee facility, (see "Note C -Commitments and Contingencies: Nuclear Ownership Issues") and ultimately intends to sell and/or transfer its interests in Millstone 3 as well. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

The Year 2000 Issues

     EUA is addressing the Year 2000 issue on an EUA System basis, which includes Blackstone. EUA has reached a notable milestone with its Year 2000 Program (Program). On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

EUA's State of Readiness:

     To address potential Year 2000 issues, EUA divided the focus of its Year 2000 Program into three major categories of business activity: the generation and delivery of electricity to customers, the acquisition of goods and services (including purchased power), and ongoing general and administrative activities related to the corporate infrastructure and support functions, which included among other things, billings and collections.

     Based on work completed as of December 31, 1998, the following types and quantities of date sensitive IT systems were identified and remediated:

     > Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

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

     > Embedded Systems and Components: 3,977 items were identified; 96.3% were year 2000 ready or inert. 3.7% were tested -- none failed.

     EUA utilized a four phase approach to address information technology (IT) issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application level to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.

      EUA developed a process to identify and assess the Year 2000 readiness of third parties with which it had a material relationship. First, a list of all vendors utilized over the prior two years was developed from the accounts payable system. Sub-lists were then developed and distributed to departments based on the departmental allocation of charges for goods and services. Departmental managements worked with the purchasing department to rank vendors identified as being critical or important.

     All vendors, regardless of rank, were contacted in writing requesting information regarding their Year 2000 status. Vendors ranked as critical or important were selected for additional inquiry, in the form of additional written inquiry and telephone inquiries. If available, vendor literature, regulatory filings and web sites were also reviewed. Critical vendors included providers of a variety of goods and services, such as telecommunications, banking and other financial services, computer products and services, equipment, fuel and mail delivery. As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question have been able to confirm to their satisfaction that all mission critical vendors and a significant majority of the important vendors have provided adequate evidence of their Year 2000 readiness. All remaining vendors are being monitored as the process of gathering their Year 2000 readiness information continues. This process was essentially complete on June 30, 1999. Contingency plans have been developed for services provided by all mission critical vendors. These plans identify workarounds for any mission critical vendor for which there is not an alternative source.

Costs to Address EUA's Year 2000 Issues:

     Through June 30, 1999, EUA has incurred costs of approximately $6.4 million to address Year 2000 issues, including approximately $3.9 million of non-incremental labor, $1.2 million of capital expenditures and $1.3 million of consulting and other costs. The company estimates it will incur additional costs approximating $3.6 million during the period July 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $2.5 million of non-incremental labor, $500,000 of capital expenditures and $600,000 of consulting and other costs.

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

     In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunication systems were Year 2000 ready as of June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has gathered extensive documentation regarding the Year 2000 efforts and status of the regional telephone companies upon which it relies. In addition, EUA has also had face-to-face meetings with representatives of these companies and attended public conferences sponsored by these companies, at which they have described their Year 2000 process and progress. Each of these companies anticipates being Year 2000 ready and devoid of major system failures. Nevertheless, EUA has provided for several methods for maintaining adequate communications. For example, if the regional, land-line telephone systems were not in service, EUA could rely on mobile or cellular telephones. If those failed, EUA maintains mobile radios. Further, all of EUA's operating locations, including EUA Service Corporation's, are linked through a captive microwave telecommunications system.

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

Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

     In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. The Implementation Plan was completed and in place as of June 30, 1999.
 Summary:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by the North American Electric Reliability Council (NERC). This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          (a) A Consent to Action in Lieu of Annual Meeting of Stockholders (Consent to Action) was executed April 21, 1999 by Eastern Utilities Associates, the holder of the entire issued and outstanding Common Stock of the Company and the only class of stock entitled to vote at the Annual Meeting of Stockholders.

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999 and an order accepting the settlement was received on July 30, 1999 with a compliance filing due in sixty days.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. On April 6, 1999, FERC issued an order approving market rules and on May 1, 1999, the remaining markets - operable capability, energy, automatic generation control and the reserve markets - were implemented.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost-based to a bid-based system.

     See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of newly identified sites where the Company could be joint and severally responsible for environmental cleanup costs.

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


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  August 13, 1999            /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                    (on behalf of the Registrant and
                                      as Principal Financial Officer)