Form 10-Q
period 1999-09-30
BLACKSTONE VALLEY ELECTRIC CO
filed 1999-11-15
CIK 12473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                   September 30, 1999

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

              Class                            Outstanding at October 31, 1999
       Common Shares, $50 par value                       184,062 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(In Thousands)


                                                         September 30,   December 31,
    ASSETS                                                  1999            1998

    Utility Plant in Service                           $    141,550    $    144,120
    Less: Accumulated Provision for Depreciation
              and Amortization                               63,136          60,534
           Net Utility Plant in Service                      78,414          83,586
    Construction Work in Progress                             3,180           2,065
           Net Utility Plant                                 81,594          85,651
    Current Assets:
       Cash and Temporary Cash Investments                       66             178
       Accounts Receivable - Associated Companies               286             169
                           -  Other - Net                    15,717          17,498
       Materials, Supplies and Other Current Assets           1,355           1,286
           Total Current Assets                              17,424          19,131
    Deferred Debits and Other Non-Current Assets             52,973          29,363
           Total Assets                                $    151,991    $    134,145
                                                                                  0
    LIABILITIES AND CAPITALIZATION

    Capitalization:
       Common Stock, $50 Par Value                     $      9,203    $      9,203
       Other Paid-In Capital                                 17,908          17,908
       Retained Earnings                                     16,292          14,547
           Total Common Equity                               43,403          41,658
       Non-Redeemable Preferred Stock                         6,130           6,130
       Long-Term Debt - Net                                  30,500          32,000
           Total Capitalization                              80,033          79,788
    Current Liabilities:
       Current Maturities of Long-Term Debt                   1,500           1,500
       Accounts Payable - Associated Companies                4,970          13,642
                        - Other                               4,169             684
       Taxes Accrued                                          2,551           1,493
       Interest Accrued                                         974             779
       Other Current Liabilities                              4,918           5,276
           Total Current Liabilities                         19,082          23,374
    Accumulated Deferred Taxes, Deferred Credits
       and Other Non-Current Liabilities                     52,876          30,983
           Total Liabilities and Capitalization        $    151,991    $    134,145

See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(In Thousands)

                                                      Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,

                                                       1999        1998         1999      1998

Operating Revenues                                 $  34,992   $  35,007    $  97,191  $  97,153
Operating Expenses:
    Purchased Power (principally from an affiliate)   21,126      22,111       58,761     60,726
    Other Operation and Maintenance                    5,741       5,696       17,422     16,507
    Depreciation                                       1,647       1,563        4,954      4,687
    Taxes Other Than Income                            2,121       2,071        6,007      5,705
    Income Taxes - Current                             1,033         669        2,715        685
                 - Deferred                              279         311          165      1,888
           Total                                      31,947      32,421       90,024     90,198
Operating Income                                       3,045       2,586        7,167      6,955
Other Income (Deductions) - Net                           63         (15)         (17)       (96)
Income Before Interest Charges                         3,108       2,571        7,150      6,859
Interest Charges:
    Interest on Long-Term Debt                           710         749        2,170      2,295
    Other Interest Expense                               156         232          563        676
    Allowance for Borrowed Funds Used
          During Construction (Credit)                    (4)        (27)         (51)       (77)
Net Interest Charges                                     862         954        2,682      2,894
Net Income                                             2,246       1,617        4,468      3,965
Preferred Dividend Requirements                           72          73          217        217
Net Earnings                                       $   2,174   $   1,544    $   4,251  $   3,748

See accompanying notes to condensed financial statements.

BLACKSTONE VALLEY ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1999         1998

   CASH FLOW FROM OPERATING ACTIVITIES:

   Net Income                                                   $   4,468    $   3,965
   Adjustments to Reconcile Net Income to Net
      Cash Provided from Operating Activities:
         Depreciation and Amortization                              5,233        5,099
         Deferred Taxes                                               160        1,888
         Investment Tax Credit, Net                                  (132)        (134)
         Other - Net                                                 (211)      (1,436)
   Change in Operating Assets and Liabilities                      (2,697)      (3,139)
   Net Cash Provided From Operating Activities                      6,821        6,243

   CASH FLOW FROM INVESTING ACTIVITIES:

      Construction Expenditures                                    (2,959)      (4,082)
      Proceeds from Divestiture of Generation Assets                  250
   Net Cash (Used In) Investing Activities                         (2,709)      (4,082)

   CASH FLOW FROM FINANCING ACTIVITIES:
      Redemptions of Long-Term Debt                                (1,500)      (1,500)
      Common Stock Dividends Paid to EUA                           (2,507)      (1,049)
      Preferred Dividends Paid                                       (217)        (217)
      Net Increase in Short-Term Debt                                              950
   Net Cash Provided From Financing Activities                     (4,224)      (1,816)

   Net (Decrease) Increase in Cash and Temporary Cash Investments    (112)         345
   Cash and Temporary Cash Investments at Beginning of Period         178          408
   Cash and Temporary Cash Investments at End of Period         $      66    $     753

   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Amount Capitalized)                      $   1,954    $   2,250
      Income Taxes                                              $     580    $     980

See accompanying notes to condensed financial statements.

                BLACKSTONE VALLEY ELECTRIC COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Financial Statements appearing in Blackstone Valley Electric Company's (Blackstone or the Company) 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1999.

Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years). SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

Note C - Commitments and Contingencies:

         Environmental Matters

         During the second quarter of 1999, Blackstone identified three new sites related to the production of manufactured gas at which certain environmental conditions may exist. Blackstone has conducted a preliminary assessment of the potential cost of remediation at these sites. An engineering model was recently obtained by the Company to provide the estimated potential costs. Since site specific studies have not yet been performed, Blackstone has recorded a minimum liability based on this engineering model for each of these sites to recognize risk assessment, monitoring, and legal and administrative costs.

         In addition, Blackstone has recorded estimated environmental remediation liabilities for two previously-identified manufactured gas plant sites. The sites are the Tidewater site, the location of a former electric generating station and manufactured gas plant in Pawtucket, Rhode Island, and the Hamlet Avenue site, a former manufactured gas plant site located in Woonsocket, Rhode Island. Estimates were not previously recorded for these locations because site-specific studies had not been performed and a reliable engineering model deemed essential to develop a reasonable estimate was not previously available.

         With respect to the Tidewater site, Blackstone completed its site investigation study in the third quarter of 1999 to determine the nature and extent of contamination and has affirmed that extensive elevated levels of hazardous substances are present in the surface and subsurface. The Hamlet Street site assessment has not yet been finalized. However, the assessment conducted to date has determined that varying degrees of hazardous substance are present at that site.

         In the third quarter of 1999, a total estimated remediation liability of $21.1 million was recorded as a long-term liability with a corresponding charge to a regulatory asset on the Balance Sheet. Blackstone is currently recovering certain environmental cleanup costs in rates. In addition, Blackstone will seek recovery of certain costs from its insurance carriers and other possible responsible parties. The Company expects, based on prior regulatory approvals, to recover such costs in future rates. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with these sites will be material to the results of its operations or its financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, values EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by early 2000. The merger agreement contains an upward price adjustment in the event the merger does not close within six months from May 17,1999, the date EUA shareholders approved the merger plan. Therefore, after November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

      On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. Hearings are scheduled to start in December 1999. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy indicating savings of over $100 million. A settlement agreement on the Massachusetts filing is expected shortly.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who will be at least fifty-five years of age by December 31, 2000. The VERP offer was accepted by 82% of eligible employees. On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Employees who were offered the LHEDO must decide if they will accept the offer by November 29, 1999. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. At this time, the Company cannot reasonably estimate the participation in the LHEDO. Therefore, expenses related to this plan have not yet been recorded.

Overview

     Net Earnings for the three months ended September 30, 1999 were approximately $2.2 million compared to net earnings of approximately $1.5 million for the same period in 1998. For the nine months ended September 30, 1999 net earnings were approximately $4.3 million compared to the net earnings of $3.7 million for the same period in 1998.

Kilowatthour (kWh) sales

     A combination of warmer weather and the continued strength of the regional economy led to kWh sales increases of 5.3% and 3.9% in the three and nine-month periods ending September 30, 1999, respectively. The third quarter increase was led by increases of 9.6% and 4.1% in the residential and commercial customer classes, which are typically more weather sensitive. For the year-to-date period, sales of electricity to residential and commercial customers each increased approximately 8.2% and 5.7%, respectively, compared to the same periods of 1998.

Operating Revenues

     Operating revenues were relatively unchanged in the third quarter and nine months ended September 30, 1999 as compared to the same periods of 1998. The impacts of increased kWh sales and increased standard offer rates, effective April 1, 1999 and January 1, 1999 respectively, pursuant to restructuring settlement agreements were offset by reductions in wholesale contract termination charge rates.

Operating Expenses

     Purchased Power expense for the third quarter and nine months ended September 30, 1999 decreased by approximately $1.0 million or 4.5% and $2.0 million or 3.2%, respectively, as compared to the same periods of 1998. These decreases were primarily due to decreased generation-related expenses as a result of a decrease in the wholesale contract termination charge rate, offset by increased kWh sales and an increase in the wholesale standard offer rate.

      Other Operation and Maintenance (O&M) expenses for the third quarter was relatively unchanged and increased approximately $900,000 or 5.5% for the nine months ended September 30, 1999 as compared to the same periods of 1998. The year-to-date increase is primarily due to adjustments to 1998 incentive plan accruals recorded in the first quarter of 1999 and the allocation of increased expenses from EUA's Service Corporation.

Net Interest Charges

     Net Interest charges decreased by approximately $100,000 in the third quarter and $200,000 in the year-to-date period, as result of normal cash sinking fund payments and decreased short-term debt balances.

Liquidity and Sources of Capital

     Blackstone's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, construction requirements in excess of internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies, including Blackstone, entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of September 30, 1999, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At September 30, 1999, these unused EUA System short-term lines of credit amounted to approximately $27.5 million. Blackstone had no short-term debt at September 30, 1999.

     During the first nine months of 1999 Blackstone's internally generated funds amounted to approximately $7.3 million while cash construction requirements for the same period amounted to approximately $3.0 million.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999; the remainder became effective on September 1, 1999 with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC reduces the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Effective April 1, 1999, subject to dispute resolution procedures pursuant to restructuring settlement agreements, Montaup reduced its CTC to its retail subsidiaries to reflect the RVC and other adjustments. Montaup lowered its CTC from 3.04 cents per kWh to 2.10 cents per kWh for Eastern Edison and from 3.0 cents per kWh to 2.04 cents per kWh and 2.06 cents per kWh in the case of Blackstone and Newport, respectively. Retail transition charge decreases to reflect these changes were authorized by respective state regulatory bodies effective April 1, 1999 for Eastern Edison and May 1, 1999 for Blackstone and Newport.

     Effective January 1, 1999 the standard offer service rate for Blackstone and Newport customers was increased from an average 3.2 cents per kilowatthour to an average 3.5 cents per kilowatthour. Coincident with the May 1, 1999 reduction in Blackstone's and Newport's retail transition charge, the standard offer rate was changed to a flat rate of 3.5 cents per kilowatthour for all customer classes.

     The standard offer service rate for Eastern Edison customers was increased to a flat rate of 3.1 cents per kilowatthour effective January 1, 1999. This rate was further increased to 3.5 cents per kilowatthour coincident with the Eastern Edison retail transition charge decrease effective April 1, 1999.

Generation Divestiture

     By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company for approximately $1.4 million and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer became effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for approximately $55 million. In June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

     In July 1999, in connection with Entergy Nuclear Generation Company's (Entergy) acquisition of Pilgrim Station from Boston Edison, Montaup agreed to buy out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy.

     In October 1999, Vermont Yankee agreed to the sell the 540-mw nuclear unit to AmerGen Energy Company for approximately $23.5 million. Montaup has a 2.5% (12 mw) equity ownership interest in the unit. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating license in 2012. Vermont Yankee expects to complete this sale by mid-2000.

     Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Little Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd.. Montaup has received all federal and state regulatory approvals regarding Seabrook and expects to close on this sale later in 1999. EUA's only remaining generating capacity is approximately 58 mw from its ownership share of the Millstone 3 nuclear facility. EUA ultimately intends to sell and/or transfer its interest in Millstone 3. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

The Year 2000 Issue

     EUA is addressing the Year 2000 issue on an EUA System basis, which includes Blackstone. On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The EUA Year 2000 Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     Based on work completed as of December 31, 1998, the following types and quantities of date sensitive information technology (IT) systems were identified and remediated:

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

     > Embedded Systems and Components: 3,977 items were identified; 96.3% were Y2K ready or inert. 3.7% were tested -- none failed.

     EUA utilized a four phase approach to address IT issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application levels to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.

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

Costs to Address EUA's Year 2000 Issues:

     Through September 30, 1999, EUA has incurred costs of approximately $6.9 million to address Year 2000 issues, including approximately $4.3 million of non-incremental labor, $1.2 million of capital expenditures and $1.4 million of consulting and other costs. The company estimates it will incur additional costs approximating $1.1 million during the period October 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $700,000 of non-incremental labor and $400,000 of consulting and other costs.

Risks of EUA's Year 2000 Issues:

     EUA's first priority continues to be the minimization of any potential disruptions to electric service as a result of the Year 2000. The provision of electric service depends in large part on the viability of the New England power grid which is managed by ISO/NEPOOL. EUA is actively participating on ISO/NEPOOL's Year 2000 operating and oversight committees. EUA's assessment of its own transmission and distribution equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, due to the interconnectivity of the New England power grid, and the reliance on many other entities also connected to the grid, it is not possible to conclude with certainty that there will be no significant interruptions in service.

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

Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well-being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

     In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. This plan includes provisions for additional staffing during the transition weekend to monitor mission critical systems and to resolve any Year 2000 issues which might arise. The Implementation Plan was in place as of June 30, 1999.

Summary:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by the NERC. This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999. An order accepting the settlement was received on July 30, 1999 and a compliance filing was made on September 28, 1999.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. On April 6, 1999, FERC issued an order approving market rules and on May 1, 1999, the remaining markets (operable capability, energy, automatic generation control and the reserve markets) were implemented.

     A Notice of Proposed Rulemaking by the FERC dated May 13, 1999 is proposing to amend its regulations under the Federal Power Act (FPA) to facilitate the formation of Regional Transmission Organizations (RTO's). FERC proposes to require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an RTO.

     See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of newly identified sites where Blackstone could be joint and severally responsible for environmental cleanup costs.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None.

          (b)  Reports on Form 8-K

          -    None filed in the quarter ended September 30, 1999.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Blackstone Valley Electric Company
                                             (Registrant)



Date:  November 15, 1999          /s/ Clifford J. Hebert, Jr.
                                  Clifford J. Hebert, Jr., Treasurer
                                  (on behalf of the Registrant and
                                  as Principal Financial Officer)